Form 10-Q
period 1996-06-01
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1996-07-15
CIK 902793

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 1, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition Period From ________________ to
_______________

Commission file number 0-21800

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   TEXAS                               74-2553074
                   -----                               ----------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


         70 N.E. LOOP 410, SUITE 295 SAN ANTONIO, TEXAS       78216
- ------------------------------------------------------------------------------
          (Address of Principal executive offices)       (Zip Code)

                               (210) 341-9440
- ------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

              Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes          No
                             -----      -----

                    Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,611,571 shares of Common Stock, no par value, as of July 8, 1996.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 1, 1996




                                                                                                         PAGE NO.
                                                                                                         --------
PART I.       Financial Information

     Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

                Condensed Consolidated Statements of Income                                              3

                Condensed Consolidated Balance Sheets                                                    4

                Consolidated Statements of Cash Flows                                                    5

                Consolidated Statements of Shareholders' Equity                                          6

                Notes to Condensed Consolidated Financial Statements                                     7

     Item 2.  Management's Discussion and Analysis                                                       9




PART II.      Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                           12




SIGNATURES                                                                                               18



              Index to Exhibits                                                                          19


                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                             ------------------          -----------------
                                           June 1,       June 3,        June 1,         June 3,
                                            1996          1995           1996            1995
                                          --------      --------      ---------       ----------
Sales                                     $ 45,034      $ 29,995      $ 108,488       $   72,229

Cost of sales                               31,379        20,059         75,749           49,549
                                          --------      --------      ---------       ----------

Gross profit                                13,655         9,936         32,739           22,680


Operating expenses                           8,747         6,157         23,487           15,627
                                          --------      --------      ---------       ----------

Operating income                             4,908         3,779          9,252            7,053


Interest expense                               765         1,138          2,634            2,476
                                          --------      --------      ---------       ----------

Income before income taxes                   4,143         2,641          6,618            4,576


Provision for income taxes                   1,617         1,059          2,647            1,903
                                          --------      --------      ---------       ----------
Net income                                $  2,526      $  1,582      $   3,971       $    2,674
                                          ========      ========      =========       ==========






Net income per common share:
    Primary                                  $0.44          $0.44          $0.82           $0.74
    Fully Diluted                             0.44           0.44           0.82            0.74




Weighted average number
 of common shares
 outstanding:
    Primary                                  5,767          3,610          4,869           3,610
    Fully Diluted                            5,767          3,610          4,869           3,610





                           See accompanying notes.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)

                                                                                 JUNE 1,        SEPTEMBER 2,
                                                                                  1996              1995
                                                                               ----------          --------
ASSETS

Current Assets:

  Cash and cash equivalents                                                    $    1,450          $  2,174

  Accounts receivable                                                              24,544            17,001

  Other receivables                                                                   366               492

  Inventories                                                                      31,017            23,913

  Prepaid expenses and other current assets                                         2,612             1,916
                                                                               ----------          --------
    Total current assets                                                           59,989            45,496

Property, plant and equipment, net                                                 18,975            12,090

Goodwill                                                                           35,827            30,443

Deferred income taxes                                                                 249               249

Other assets                                                                        7,976             6,581
                                                                               ----------          --------
     Total assets                                                                $123,016          $ 94,859
                                                                               ==========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Trade accounts payable                                                       $    9,635          $  5,803

  Accrued liabilities                                                               4,284             4,246

  Income taxes payable                                                                812               866

  Current portion of long term debt                                                 4,623             3,498
                                                                               ----------          --------

    Total current liabilities                                                      19,354            14,413

Long-term debt, excluding current portion                                          46,477            59,412

Shareholders' equity:

  Common stock, no par value; 20,000,000 shares authorized;
  5,613,001 and 3,541,638 shares issued and 5,611,571 and 3,540,208 shares
  outstanding at June 1, 1996 and September 2, 1995, respectively                  51,557            19,617

  Additional paid-in capital                                                          369               369

  Less cost of treasury stock, 1,430 shares at June 1, 1996
  and September 2, 1995, respectively                                                  (8)               (8)

  Retained earnings                                                                 5,281             1,310
                                                                               ----------          --------
                                                                                   57,199            21,288
  Less receivables for purchase of common stock                                       (14)             (254)
                                                                               ----------          --------
   Total shareholders' equity                                                      57,185            21,034
                                                                               ----------          --------
   Total liabilities and shareholders' equity                                  $  123,016          $ 94,859
                                                                               ==========          ========


                           See accompanying notes.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                               ------------------------
                                                                                 JUNE 1,       JUNE 3,
                                                                                  1996          1995
                                                                               ----------     ---------
OPERATING ACTIVITIES

Net income                                                                     $    3,971     $   2,674

Adjustments to reconcile net income to net cash

 provided (used) by operating activities:

 Depreciation                                                                       2,064         1,435

 Amortization                                                                       2,522         1,483

 (Gain) loss on sale of property & equipment                                          (20)            4

 Changes in operating assets and liabilities, net of effect of acquisitions:

  Accounts receivable, net                                                         (3,964)       (2,597)

  Inventory                                                                        (2,150)       (1,805)

  Prepaid expenses and other                                                         (523)         (390)

  Other receivables                                                                   261           (97)

  Trade accounts payable                                                             (354)          (67)

  Accrued liabilities                                                                (380)         (469)

  Income taxes payable                                                                (55)          494
                                                                               ----------     ---------
Net cash provided by operating activities                                           1,372           665

INVESTING ACTIVITIES

Business acquisitions, net of cash                                                (17,736)      (15,991)

Purchase of property, plant & equipment                                            (3,116)       (1,603)

Proceeds from sale of property, plant & equipment                                      27            --
                                                                               ----------     ---------
Net cash used in investing activities                                             (20,825)      (17,594)

FINANCING ACTIVITIES

Proceeds from long term debt                                                       50,450        33,950

Payments on long term debt                                                        (62,915)      (16,639)

Sale of common stock                                                                   --             3

Debt refinancing fees                                                                 (36)           --

Payments on purchase of common stock                                                  240            --

Proceeds from stock offering                                                       30,990            --
                                                                               ----------     ---------
Net cash provided by financing activities                                          18,729        17,314
                                                                               ----------     ---------
Net change in cash                                                                   (724)          385

Cash at beginning of period                                                         2,174           486
                                                                               ----------     ---------
Cash at end of period                                                          $    1,450     $     871
                                                                               ==========     =========

                           See accompanying notes.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)





                                                          ADDITIONAL                    RECEIVABLES FOR    PURCHASES      TOTAL
                                     COMMON STOCK          PAID-IN        RETAINED       PURCHASES OF     OF TREASURY  SHAREHOLDERS'
                                 SHARES       AMOUNT       CAPITAL        EARNINGS       COMMON STOCK        STOCK        EQUITY
                                --------     ---------    -----------     ----------    ---------------   ----------   -------------
Balance at September 2, 1995       3,542      $19,617         $369        $1,310             $(254)            $(8)       $21,034

Payment on Purchase of
  Common Stock                                                                                 240                            240
Stock Offering                     2,015       30,990                                                                      30,990

Conversion of Debt to
 Common Stock                         56          950                                                                         950
Net Income                                                                 3,971                                            3,971
                                   -----      -------         ----        ------              ----             ---        -------

Balance at June 1, 1996            5,613      $51,557         $369        $5,281              $(14)            $(8)       $57,185
                                   =====      =======         ====        ======              ====             ===        =======





                           See accompanying notes.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               NINE MONTHS ENDED JUNE 1, 1996 AND JUNE 3, 1995

1.  SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Norwood Promotional Products, Inc. and its directly and indirectly wholly-owned subsidiaries, Air-Tex Corporation ("Air-Tex"), ArtMold Products Corporation ("ArtMold"), Barlow Promotional Products, Inc. ("Barlow"), Key Industries, Inc. ("Key"), Radio Cap Company, Inc. ("RCC"), and Norcorp, Inc. ("Norcorp") (collectively referred to as "the Company") and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report of the registrant on Form 10-K. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in product line revenue.

2.  ACQUISITION

         Effective as of April 1, 1996, the Company acquired substantially all the assets of Alpha Products, Inc. ("Alpha"). In connection with the acquisition of Alpha, for approximately $6,675,000 in cash and the assumption of certain operating liabilities, the Company acquired assets with a value of approximately $9,843,000 and assumed or incurred liabilities of approximately $3,168,000. Alpha is a supplier of promotional products. The condensed pro-forma results of operations presented below summarize on an unaudited pro-forma basis approximate results of the Company's consolidated operations for the nine months ended June 1, 1996 and the nine months ended June 3, 1995, assuming that the acquisition of Air-Tex, BTS Group, Designer Plastics, Inc., Ocean Specialty Manufacturing Corporation, TEE-OFF and Alpha occurred at the beginning of the period.

                    (in thousands, except per share amounts)

                                         NINE MONTHS         NINE MONTHS
                                            ENDED               ENDED
                                           JUNE 1,             JUNE 3,
                                            1996                1995
                                        -------------       -------------

        Net sales                         $124,585             $119,501

        Operating income                     9,519                7,680

        Income before taxes                  6,266                2,689

        Net income                           3,786                1,560

        Primary earnings per share           $0.78                $0.43

        Fully-diluted earnings per shar      $0.78                $0.43

3.  INVENTORIES

         Inventories at June 1, 1996 and September 2, 1995 consist of (in thousands):

                                           JUNE 1,                SEPTEMBER 2,
                                            1996                     1995
                                           -------                  -------
               Raw materials               $10,357                  $ 4,772

               Work in process               1,285                    1,061

               Finished goods               19,375                   18,080
                                           -------                  -------
               Total                       $31,017                  $23,913
                                           =======                  =======

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

GENERAL

         The following is Management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and nine months ended June 1, 1996 as compared to the same period ended June 3, 1995, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of September 2, 1995 as well as the acquisitions of The Bob Allen Companies, Inc. (acquired in March 1995 and subsequently renamed Air-Tex), Designer Plastics, Inc. (acquired in June 1995), BTS Group (acquired in July 1995), Ocean Specialty Manufacturing Corporation (acquired in November
1995), TEE-OFF Enterprises, Inc. (acquired in January 1996) and Alpha
Products, Inc. (acquired in April 1996) (collectively referred to as the "fiscal 1995 and fiscal 1996 acquisitions"). Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended September 2, 1995 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

THREE MONTHS ENDED JUNE 1, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 3, 1995

         Sales for the third quarter of fiscal 1996 increased 50.1% to $45.0 million from $30.0 million in the third quarter of fiscal 1995. Of this increase, $2.7 million was attributable to increased sales of existing product lines, and $12.3 million was due to the fiscal 1995 and fiscal 1996 acquisitions. The $2.7 million increase in existing product line sales was largely attributable to the success of new product introductions at Radio Cap Company, Inc. ("RCC").

         Gross Profit for the third quarter of fiscal 1996 increased by 37.4% or $3.8 million to $13.7 million, from $9.9 million in the third quarter of fiscal 1995. This increase was attributable to strong internal growth at RCC and Barlow Promotional Products, Inc. ("Barlow") and the fiscal 1995 and fiscal 1996 acquisitions. Gross profit as a percentage of sales decreased by 2.8%. This decrease was attributable to fiscal 1996 acquisitions of businesses which operate with lower gross profit percentages than the Company's existing businesses.

         In the third quarter of fiscal 1996 operating expenses increased by 40.3% or $2.5 million to $8.7 million, from $6.2 million in the third quarter of fiscal 1995. This increase was attributable to the fiscal 1995 and fiscal 1996 acquisitions. Operating expenses as a percentage of sales decreased by 1.1% or $495,000. This decrease was due to the acquisition of companies with lower overhead structures.

         Operating income in the third quarter of fiscal 1996 increased by 28.9% or $1.1 million to $4.9 million from $3.8 million in the third quarter of fiscal 1995. Operating income as a percentage of sales decreased by 1.7%.

         Interest expense was $765,000 during the third quarter of fiscal 1996 compared to $1.1 million in the third quarter of fiscal 1995. This decrease was attributable to lower effective interest rates and the use of December 1995 stock offering proceeds to pay down debt, offset by borrowings used to finance the fiscal 1995 and fiscal 1996 acquisitions.

         The Company's tax rate has decreased as a percentage of pre-tax income due to improved operating performance at subsidiaries in lower taxing authorities.

         As a result of the above, third quarter net income increased $944,000 to $2.5 million from $1.6 million in the third quarter of fiscal 1995.

NINE MONTHS ENDED JUNE 1, 1996 COMPARED WITH NINE MONTHS ENDED JUNE 3, 1995

         Sales for the first nine months of fiscal 1996 increased by 50.3% to $108.5 million from $72.2 million in the first nine months of fiscal 1995. Of this increase, $5.8 million was attributable to increased sales of existing product lines, and $30.5 million was due to the fiscal 1995 and fiscal 1996 acquisitions. The $5.8 million increase in existing product lines sales was largely attributable to the success of new product introductions at RCC.

         Gross profit for the first nine months of fiscal 1996 increased by 44.1% or $10.0 million to $32.7 million from $22.7 million in the first nine months of fiscal 1995. This increase was attributable to strong internal growth at RCC and Barlow and the fiscal 1995 and fiscal 1996 acquisitions. Gross profit as a percentage of sales decreased by 1.2%. This decrease was attributable to fiscal 1996 acquisitions of businesses which operate with lower gross profit percentages than the Company's existing businesses.

         In the first nine months of fiscal 1996 operating expenses increased by 50.6% or $7.9 million to $23.5 million from $15.6 million. This increase was attributable to the fiscal 1995 and fiscal 1996 acquisitions. Operating expenses as a percentage of sales remained flat.

         Operating income in the first nine months of fiscal 1996 increased by 31.0% or $2.2 million to $9.3 million from $7.1 million in the first nine months of fiscal 1995. Operating income as a percentage of sales decreased by 1.3%.

         Interest expense was $2.6 million during the first nine months of fiscal 1996 compared to $2.5 million in the first nine months of fiscal 1995. This decrease was attributable to lower effective interest rates and the use of December 1995 stock offering proceeds to pay down debt, offset by borrowings used to finance the fiscal 1995 and fiscal 1996 acquisitions.

         The Company's tax rate has decreased as a percentage of pre-tax income due to improved operating performance at subsidiaries in lower taxing authorities.

         As a result of the above, net income for the first nine months of 1996 increased $1.3 million to $4.0 million from $2.7 million in the first nine months of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 1, 1996, total outstanding borrowings under the Company's existing bank credit facility (the "Bank Credit Facility") with The Frost National Bank, The Boatmen's National Bank of St. Louis and Banque Paribas were approximately $36.4 million. On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31.0 million were used to repay indebtedness under the Bank Credit Facility. The Company may, subject to certain conditions, reborrow such amounts from time to time for general corporate purposes, including financing future acquisitions.

         The Bank Credit Facility provides for aggregate borrowings of up to $60.0 million ($1.6 million of which has been repaid as required per the agreement and is therefore unavailable for reborrowing), comprised of a $20.0 million revolving credit facility ($13.3 million outstanding at June 1, 1996), a $21.5 million term loan facility ($8.4 million outstanding at June 1, 1996) and an $18.5 million acquisition loan facility ($14.7 million outstanding at June 1, 1996). The revolving loan facility is available to finance acquisitions and for working capital and general corporate purposes. The acquisition loan facility is available to finance acquisitions. If available amounts are not reborrowed under the term loan facility or the acquisition loan facility before October 15, 1996 or December 31, 1996, respectively, the commitments thereunder will expire.

         Pursuant to the terms of the Bank Credit Facility, the Company is required to maintain certain financial ratios and minimum tangible net worth and is subject to a prohibition on dividends, and limitations on additional indebtedness, liens, investments, issuance of stock of subsidiaries, changes in management and ownership, mergers and acquisitions, sale/leaseback transactions and sales of assets. An event of default occurs under the Bank Credit Facility if any person becomes the owner of more than 35.0% of the outstanding capital stock of the Company, or if within a 12-month period, a majority of the Company's Board of Directors shall be comprised of new directors. The Company is required to make quarterly amortization payments on certain amounts outstanding under the Bank Credit Facility. The final maturity of the Bank Credit Facility is July 31, 2000.

          Amounts outstanding under the Bank Credit Facility bear interest at a rate equal to either the agent bank's prime rate or the London Interbank Offered Rate, plus an interest rate spread which varies based on the ratio of the Company's Consolidated Senior Funded Debt to Earnings Before Interest Taxes and Depreciation (as such terms are defined in the Bank Credit Facility). Indebtedness under the Bank Credit Facility is secured by a first lien priority security interest in substantially all the assets of the Company, including a pledge of the stock of each of the Company's subsidiaries. Additionally, any entities and assets acquired with financing under the Bank Credit Facility will serve as security. Borrowings under the Bank Credit Facility are jointly and severally guaranteed by all subsidiaries acquired or created by the Company.

WORKING CAPITAL AND CAPITAL EXPENDITURES

         Capital expenditures were approximately $1.2 million and $328,000 for the third quarter of 1996 and 1995, respectively, and $3.1 million and $1.6 million for the nine months ended June 1, 1996 and June 3, 1995, respectively. The increase in capital expenditures was primarily due to the inclusion of expenditures related to fiscal 1995 and fiscal 1996 acquisitions. Management expects capital expenditures to be approximately $3.5 million in fiscal 1996.

         The Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowings under the Bank Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 18 months, there can be no assurance that this will be the case. The Company believes its fiscal 1996 capital expenditure requirements will be approximately $3.5 million, but there can be no assurance that this will be the case. The Company anticipates that such capital expenditures will be required primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 1, 1996

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:

         3.1   -- Articles of Incorporation of the Registrant, as amended (1)

         3.2   -- Bylaws of the Registrant, as amended. (11)

         4.0   -- Specimen stock certificate evidencing the Common Stock. (1)

        10.0 -- Amended and Restated 1989 Incentive Stock Option Plan of the Registrant dated October 3, 1989. (2)

        10.1 -- 1993 Non-qualified Stock Option Plan of the Registrant dated June 4, 1993. (1)

        10.2 -- 1993 Non-Employee Director Stock Purchase Plan of the Registrant dated November 8, 1993. (3)

        10.3 -- 1994 Incentive Stock Compensation Plan of the Registrant dated November 14, 1994. (4)

        10.4 -- Employee Stock Purchase Plan of the Registrant dated May 18, 1995, as amended and restated effective as of May 9, 1996. *

        10.5 -- Employee 401(k) Plan, dated as of October 1, 1995, as amended. (12)

        10.6 -- Warrant certificate granted by the Registrant to Allen dated June 23, 1993. (1)

        10.7(a)-- Warrant certificate granted by the Registrant to Robert L.
                  Seibert, Director of the Company, dated as of November 8, 1993. (3)

        10.7(b)-- Warrant certificate granted by the Registrant to John H.
                  Wilson III, Director of the Company, dated as of November 8, 1993. (3)

        10.7(c)-- Warrant certificate granted by the Registrant to Harold
                  Holland, Director of the Company, dated as of July 8, 1994.
                  (9)

        10.8 -- Warrant certificate granted by the Registrant to John H. Josephson, Director of the Company, dated as of June 16, 1993. (11)

        10.9(a)-- Warrant certificate granted by the Registrant to John H.
                  Josephson, Director of the Company, dated as of November 18, 1994. (11)

        10.9(b)-- Warrant certificate granted by the Registrant to John H.
                  Wilson III, Director of the Company, dated as of November 18, 1994. (11)

        10.10  -- Option certificate granted by the Registrant to Evan Holland,

                  President of ArtMold, dated as of July 8, 1994. (6)

         10.11 -- Standard Industrial Lease -- Net dated December 29, 1988, as amended by certain letters dated October 15, 1991 and October 22, 1991, by and between Sylvan R. Hansen and Barlow Specialty Advertising, Inc. relating to certain property located at 2318 Pontius Avenue, Los Angeles, California, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992. (1)

         10.12 -- Standard Industrial Lease dated May 1, 1978, as amended May 1, 1980, July 22, 1980, April 30, 1984, June 21, 1989, April 26,
                  1990, April 26, 1991 and March 31, 1992, by and among Abram Mansour and Granet Industries, Inc. and assigned to BSA, relating to Industries, Inc. and assigned to BSA, relating to certain property located at 2330 Pontius Avenue, Los Angeles, California, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992. (1)

         10.13 -- Two Leases dated December 26, 1990 by and between Southern Pacific Transportation Company and Barlow Specialty Advertising Inc. relating to certain property located at 2330 Pontius Avenue, Los Angeles, California, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992. (1)

         10.14 -- Lease dated March 26, 1973 by and between Don E. Harley Associates, Inc., and Arthur Salm, Inc., assigned to Exchange National Bank of Chicago on June 12, 1973, assigned to Barlow Specialty Advertising, Inc. in June 1986, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992. (1)

         10.15 -- Lease Agreement by and between Wulfe Investments and Radio Cap Company, Inc. commencing August 1, 1992 relating to certain property located at 817 North Frio in San Antonio, Texas. (1)

         10.16 -- Lease Agreement by and between the Utah State Retirement Fund and Radio Cap Company, Inc. entered into November 17, 1992 relating to the space at Rittiman East Business Park, Building 12 at 5519 Business Park in San Antonio. (1)

         10.17 -- Lease Agreement by and between Joseph S. Scher, not individually, but as Trustee under the Joseph S. Scher Trust dated April 5, 1993, and Key Acquisition Corp., dated as of May 1, 1994. (5)

         10.18 -- Sublease by and between MM Realty Associates II, dated

                  November 1, 1981; First Amendment to Sublease by and between MM Realty Associates II, dated March 1, 1983; Second Amendment to Sublease by and between Cranston Partnership (formerly MM Realty Associates II), dated September 1, 1986 and Assignment of and Third Amendment to Sublease by and between Cranston Partnership, Measured Marketing Services, Inc. and ArtMold Products Corporation, dated March 1, 1992.
                  (5)

        10.19 -- Asset Purchase Agreement dated March 1, 1995 among The Bob Allen Companies, Inc., Robert E. Allen, Ruth E. Allen, Matthew
                  R. Allen, BA  Acquisition, Inc. and the Registrant. (7)

        10.20 -- Asset Purchase Agreement dated as of May 5, 1995 among Designer Plastics, Inc., Peter Erenfeld, Mary Erenfeld, Air-Tex Corporation and the Registrant. (8)

        10.21 -- Asset Purchase Agreement dated July 28, 1995 among PAJ, Inc. (formerly BTS Group), Peter B. Akers, Allen E. Ferris, James
                  R. Smith, Barlow Promotional Products, Inc. and the Registrant. (10)

        10.22 -- Asset Purchase Agreement dated January 22, 1996 among TEE-OFF Enterprises, Inc., James and Vicki Schmidt, ArtMold Products Corporation and the Company. (13)

        10.23  -- Asset Purchase Agreement dated April 1, 1996 among
                  Alpha Products, Inc., Aladdin Industries, Incorporated, Radio Company, Inc. and Norwood Promotional Products, Inc. (14)

        10.24 -- Amended and Restated Credit Agreement dated as of July 27, 1995 among The Frost National Bank, The Boatmen's National Bank of St. Louis, Banque Paribas and the Registrant. (9)

        10.25 -- Office Sublease dated May 1995 between the Registrant and Frito Lay, Inc. (11)

        10.26 -- Standard Industrial Commercial -- Tenant Lease -- Net effective as of November 20, 1995 between Key Industries, Inc. and Harris/Newell Family Partnership. (11)

        10.27 -- Asset Purchase Agreement dated as of November 17, 1995 among Ocean Specialty Manufacturing Corporation, Steve Sherlin, Ron Silverstein, Key Industries, Inc. and the Registrant. (11)

        10.28 -- Registration Rights Agreement dated as of March 1, 1995 among the Registrant, The Bob Allen Companies, Inc. and Matthew R. Allen. (11)

        10.29 -- Standard Industrial Commercial -- Tenant Lease -- Net effective as of February 22, 1996 between Barlow Promotional Products, Inc. and AMG Holding, Inc. (15)

        11.0   -- Computation of per share earnings. *

        21.0   -- Subsidiaries of the Registrant. (11)

        27.0   -- Financial data schedule. *
- -------------------------
        * Filed with this Report.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-61740) filed with the Securities and Exchange Commission on June 16, 1993 and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1993 and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended November 27, 1993 filed with the Securities and Exchange Commission on January 10, 1994 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 7, 1995 and incorporated herein by reference.

(5) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 14, 1994 and incorporated herein by reference.

(6) Previously Filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 15, 1994.

(7) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 15, 1995.

(8) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 26, 1995.

(9) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 1995.

(10) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 1995.

(11) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 17, 1995, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on November 24, 1995.

(12) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 29, 1995.

(13) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange

         Commission on February 2, 1996.

(14) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 16, 1996.

(15) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on April 16, 1996.

6 (b)    Reports on Form 8-K:

    The following is the date and description of the events reported on Forms 8-K filed during the third quarter of 1996:

    Date of Earliest Event
    Reported on Form 8-K                Description
    --------------------                -----------

    January 23, 1996                    The Company caused its subsidiary,
                                        ArtMold Products Corporation, a
                                        Delaware corporation, to acquire
                                        substantially all of the assets of
                                        TEE-OFF Enterprises, Inc., a
                                        Wisconsin corporation.

    April 1, 1996                       The Company caused its subsidiary,
                                        Radio Cap Company, Inc., a Delaware
                                        corporation, to acquire substantially
                                        all of the assets of Alpha Products,
                                        Inc., a Georgia corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Norwood Promotional Products, Inc.
                              -------------------------------------------------
                                               (Registrant)


Date:  July 15, 1996                    /s/ J. Max Waits
                              -------------------------------------------------
                                        J. Max Waits
                              Secretary, Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS





     EXHIBIT
      NUMBER       DESCRIPTION
        3.1    -- Articles of Incorporation of the Registrant, as amended.(1)

        3.2    -- Bylaws of the Registrant, as amended.(11)

        4.0    -- Specimen stock certificate evidencing the Common Stock.(1)

       10.0    -- Amended and Restated 1989 Incentive Stock Option Plan of the
                  Registrant dated October 3, 1989.(2)

       10.1    -- 1993 Non-qualified Stock Option Plan of the Registrant dated
                  June 4, 1993.(1)

       10.2    -- 1993 Non-Employee Director Stock Purchase Plan of the
                  Registrant dated November 8, 1993.(3)

       10.3    -- 1994 Incentive Stock Compensation Plan of the Registrant
                  dated November 14, 1994.(4)

       10.4    -- Employee Stock Purchase Plan of the Registrant dated May 18,
                  1995, as amended and restated effective as of May 9, 1996. *

       10.5    -- Employee 401 (k) Plan, dated as of  October 1, 1995, as amended.(12)

       10.6    -- Warrant certificate granted by the Registrant to Allen and
                  Company, Incorporated, dated June 23,1993.(1)

       10.7(a) -- Warrant certificate granted by the Registrant to Robert L.
                  Seibert, Director of the Company, dated as of November 8, 1993.(3)

       10.7(b) -- Warrant certificate granted by the Registrant to John H.
                  Wilson III, Director of the Company, dated as of November 8,
                  1993.(3)

       10.7(c) -- Warrant certificate granted by the Registrant to Harold
                  Holland, Director of the Company, dated as of July 8, 1994.(9)

       10.8    -- Warrant certificate granted by the Registrant to John H.
                  Josephson, Director of the Company, dated as of June 16, 1993 .(11)

       10.9(a) -- Warrant certificate granted by the Registrant to John H.
                  Josephson, Director of the Company, dated as of November 18, 1994.(11)

       10.9(b) -- Warrant certificate granted by the Registrant to John H.
                  Wilson III, Director of the Company, dated as of November 18,
                  1994.(11)

       10.10   -- Option certificate granted by the Registrant to Evan Holland,
                  President of ArtMold, dated as of July 8, 1994.(6)

       10.11   -- Standard Industrial Lease -- Net dated December 29, 1988, as amended by certain letters dated October 15, 1991 and October
                  22, 1991, by and between Sylvan R. Hansen and Barlow Specialty
                  Advertising, Inc.


                               INDEX TO EXHIBITS



                  relating to certain property located at 2318 Pontius Avenue, Los Angeles, California, and assigned to Barlow Promotional
                  Products, Inc. as of May 19, 1992.(1)

       10.12   -- Standard Industrial Lease dated May 1, 1978, as amended  May
                  1, 1980, July 22, 1980, April 30, 1984, June 21, 1989, April
                  26, 1990, April 26, 1991 and March 31, 1992, by and among
                  Abram Mansour andGranet Industries, Inc. and assigned to BSA, relating to certain property located at 2330 Pontius Avenue, Los Angeles, California, and assigned to Barlow Promotional
                  Products, Inc. as of May 19, 1992.(1)

       10.13   -- Two Leases dated December 26, 1990 by and between Southern
                  Pacific Transportation Company and Barlow Specialty
                  Advertising, Inc. relating to certain property located at 2330 Pontius Avenue, Los Angeles, California, and assigned to
                  Barlow Promotional Products, Inc. as of May 19, 1992.(1)

       10.14   -- Lease dated March 26, 1973 by and between Don E. Harley
                  Associates, Inc., and Arthur Salm, Inc, assigned to Exchange
                  National Bank of Chicago on June 12, 1973, assigned to Barlow
                  Specialty Advertising, Inc. in June 1986, and assigned to
                  Barlow Promotional Products, Inc. as of May 19, 1992.(1)

       10.15   -- Lease Agreement by and between Wulfe Investments and Radio
                  Cap Company, Inc. commencing August 1, 1992 relating to certain property located at 817 North Frio in San Antonio, Texas.(1)

       10.16   -- Lease Agreement by and between the Utah State Retirement Fund and Radio Cap Company, Inc. entered into November 17, 1992 relating to the space at Rittiman East Business Park, Building 12 at 5519 Business Park in San Antonio. (1)

       10.17   -- Lease Agreement by and between Joseph S. Scher, not
                  individually, but as Trustee under the Joseph S. Scher Trust dated April 5, 1993, and Key Acquisition Corp., dated as of
                  May 1, 1994.(5)

       10.18   -- Sublease by and between MM Realty Associates II, dated
                  November 1, 1981; First Amendment to Sublease by and between
                  MM Realty Associates  II, dated March 1, 1983; Second
                  Amendment to Sublease by and between Cranston Partnership
                  (Associates II)formerly MM Realty, dated September 1, 1986 and Assignment of and Third Amendment to Sublease by and between Cranston Partnership,


                               INDEX TO EXHIBITS


                  Measured Marketing Services, Inc. and ArtMold Products
                  Corpration dated March 1, 1992.(5)

        10.19  -- Asset Purchase Agreement dated March 1, 1995 among The Bob
                  Allen Companies, Inc., Robert E. Allen, Ruth E. Allen, Matthew
                  R. Allen, BA  Acquisition, Inc. and the Registrant. (7)

        10.20  -- Asset Purchase Agreement dated as of May 5, 1995 among
                  Designer Plastics, Inc., Peter Erenfeld, Mary Erenfeld,
                  Air-Tex Corporation and the Registrant. (8)

        10.21  -- Asset Purchase Agreement dated July 28, 1995 among PAJ, Inc.
                  (formerly BTS Group), Peter B. Akers, Allen E. Ferris, James
                  R. Smith, Barlow Promotional Products, Inc. and the
                  Registrant. (10)

        10.22  -- Asset Purchase Agreement dated January 22, 1996 among
                  TEE-OFF Enterprises, Inc., James and Vicki Schmidt, ArtMold
                  Products Corporation and the Company. (13)

        10.23  -- Asset Purchase Agreement dated April 1, 1996 among
                  Alpha Products, Inc., Aladdin Industries, Incorporated, Radio
                  Company, Inc. and Norwood Promotional Products, Inc. (14)

        10.24  -- Amended and Restated Credit Agreement dated as of July 27,
                  1995 among The Frost National Bank, The Boatmen's National
                  Bank of St. Louis, Banque Paribas and the Registrant. (9)

        10.25  -- Office Sublease dated May 1995 between the Registrant and
                  Frito Lay, Inc. (11)

        10.26 -- Standard Industrial Commercial -- Tenant Lease -- Net effective as of November 20, 1995 between Key Industries,
                  Inc. and Harris/Newell Family Partnership. (11)

        10.27  -- Asset Purchase Agreement dated as of November 17, 1995 among
                  Ocean Specialty Manufacturing Corporation, Steve Sherlin, Ron
                  Silverstein, Key Industries, Inc. and the Registrant. (11)

        10.28 -- Registration Rights Agreement dated as of March 1, 1995 among the Registrant, The Bob Allen Companies, Inc. and Matthew R.
                  Allen. (11)

        10.29 -- Standard Industrial Commercial -- Tenant Lease -- Net effective as of February 22, 1996 between Barlow Promotional
                  Products, Inc. and AMG Holding, Inc. (15)

        11.0   -- Computation of per share earnings. *

        21.0   -- Subsidiaries of the Registrant. (11)

        27.0   -- Financial data schedule. *


- -------------------------
        * Filed with this Report.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-61740) filed with the Securities and Exchange Commission on June 16, 1993 and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1993 and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended November 27, 1993 filed with the Securities and Exchange Commission on January 10, 1994 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 7, 1995 and incorporated herein by reference.

(5) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 14, 1994 and incorporated herein by reference.

(6) Previously Filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 15, 1994.

(7) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 15, 1995.

(8) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 26, 1995.

(9) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 1995.

(10) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 1995.

(11) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 17, 1995, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on November 24, 1995.

(12) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 Filed with the Securities and Exchange Commission on December 29, 1995.

(13) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 2, 1996.

(14) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 16, 1996.

(15) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on April 16, 1996.