Form 10-K
period 1996-08-31
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1996-11-26
CIK 902793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 31, 1996

                         Commission file number 0-21800

                       Norwood Promotional Products, Inc.
                          (Exact name of registrant as
                            specified in its charter)


           Texas                                                74-2553074
(State or other Jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  The Renaissance Plaza, 70 N.E. Loop 410, Suite 295, San Antonio, Texas 78216
       (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (210) 341-9440

           Securities registered pursuant to Section 12(b) of the Act:
                                     None

           Securities  registered  pursuant  to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 1996 was approximately $78,500,000, based upon the last sales price on November 15, 1996 on the NASDAQ National Market for the Company's common stock. The registrant had 5,615,335 shares of Common Stock outstanding on November 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

                               Index to Form 10-K

                           Year Ended August 31, 1996

                                                                                             Page No.
                                                                                             --------

                                     PART I

Item 1.  Business                                                                                3
Item 2.  Properties                                                                             17
Item 3.  Legal Proceedings                                                                      17
Item 4.  Submission of Matters to a Vote of Security Holders                                    17


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters                  18
Item 6.  Selected Consolidated Financial Data                                                   18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             20
Item 8.  Financial Statements and Supplementary Data                                            28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure
                                                                                                47
                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                     47
Item 11. Executive Compensation                                                                 47
Item 12. Security Ownership of Certain Beneficial Owners and Management                         47
Item 13. Certain Relationships and Related Transactions                                         47

                                     PART IV

Item 14. Exhibits,Financial Statement Schedules and Reports on Form 8-K                         47

The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve management assumptions and are subject to risks and uncertainties, including those discussed under "Business-Risk Factors" below.

PART I

Item 1. Business

     References herein to the "Company" mean Norwood Promotional Products, Inc., its predecessors, and its and their subsidiaries, unless the context requires otherwise.

General

     The  Company is a leading  supplier of  promotional  products in the United
States. The Company has grown, through internal growth and selective acquisitions, from sales of $37.4 million in fiscal 1992 to $152.0 million in fiscal 1996, and from net income of $407,000 in fiscal 1992 to $4.2 million in fiscal 1996. The Company has been active in expanding its product lines in the major price points and product categories in the promotional products industry through a series of acquisitions. The Company acquired the assets of Tee-Off Enterprises, Inc. (the "Tee-Off acquisition") and Alpha Products, Inc. (the "Alpha acquisition") in January and April 1996, respectively. The Company acquired the assets of The Bob Allen Companies, Inc. (the "Bob Allen acquisition"), Designer Plastics, Inc. (the "Designer Line acquisition"), BTS Group (the "BTS acquisition") and Ocean Specialty Manufacturing Corporation (the "Ocean acquisition") in March, June, July and November, 1995, respectively. These acquisitions followed the purchases of the assets of Barlow Specialty Advertising, Inc. (the "Barlow acquisition") in May 1992 and Key Industries, Inc. (the "Key acquisition") in May 1994 and the purchase of all of the stock of ArtMold Products Corporation (the "ArtMold acquisition") in July 1994.

     The Company's operating companies and their major product lines are:

Group    Operating Companies                           Product Lines
-----    -------------------                           -------------

RCC Group:
        Radio Cap Company, Inc. (RCC)                  RCC (TM),Trendco (TM) , Koozie (R) and Alpha
        Air-Tex Corporation (Air-Tex)                  Air-Tex (R), Bob Allen (R) and Designer Line (R)

Barlow Group:
        Barlow Promotional Products, Inc. (Barlow)     Barlow (R) , BTS (TM), Value Line(TM) and Salm (R)
        ArtMold Products Corporation (ArtMold)         The Action Line (R) and Tee-Off

Key Group:
        Key Industries, Inc. (Key)                     Econ-O-Line (R) and The California Line (TM)


                                       3

Promotional Products Industry

     Promotional products are functional items imprinted with the name, logo or message of an advertiser and are typically given free by the advertiser to a target audience to generate goodwill and repeat advertising exposure. The United States market for promotional products, measured by sales of distributors to advertisers, has grown from approximately $4.5 billion in 1989 to approximately $8.0 billion in 1995, according to data published by The Counselor, an industry trade publication. The promotional products industry is highly fragmented, with the 20 largest suppliers accounting for approximately 20% of total industry sales in 1995. The industry includes over 2,600 suppliers, including the Company, who decorate and customize products, and over 13,800 independent distributors who solicit orders from and sell directly to advertisers.

     The Company believes that the growth of the industry in recent years has resulted from an increase in the number of distributors and the greater acceptance by advertisers of promotional products as an important form of advertising. Promotional products advertising generally represents a lower cost alternative to more traditional advertising media and, because promotional products are designed for use or display, they provide repeat exposure of an advertiser's message to a targeted audience. Some of the largest purchasers of promotional products are banks, insurance agencies, automobile dealers and pharmaceutical and high technology companies.

     Within the promotional products industry, there are two principal distribution channels: independent distributors and mail order companies. Independent distributors solicit orders from and sell directly to advertisers. Mail order companies sell directly to advertisers through corporate catalogs and other direct mail advertising, without using outside sales personnel. Orders by advertisers placed through distributors and by direct mail typically are for small quantities of custom-imprinted items and require prompt delivery. The Company sells its products to independent distributors and mail order companies. Although it periodically evaluates different distribution methods, the Company currently does not sell directly to advertisers.

Strategy

     The Company's business strategy is to continue to improve its market position in each of its existing product lines and to expand into new product lines and distribution channels. Key elements of this strategy include: (i) expanding product offerings by developing new products and innovative imprinting and decorating techniques and applications; (ii) increasing penetration of existing markets through enhanced customer service and coordinated marketing efforts among its operating companies; (iii) making selective acquisitions to add new product lines and expand distribution; (iv) introducing new management and operating systems to reduce order processing times, increase production efficiency and increase processing capacities of existing and acquired businesses; and (v) exploring new markets, primarily through international marketing and alternative distribution arrangements.

Expanding Product Offerings

     The Company has increased the number of products and product lines it offers through acquisitions and by developing new products and new imprinting and decorating techniques and applications. Since 1983, the Company has expanded its product offerings from approximately ten individual products within one product category to approximately 1,900 products in eight major product categories. The broad range of its product offerings, in part, has enabled the Company to expand its customer base to more than 11,100 independent distributors.

Enhancing Customer Service and Coordinated Marketing

     Providing a high level of service to customers is a key element of the Company's marketing strategy. The Company offers toll-free telephone service for orders and other customer needs and places an emphasis on customer service by sales and order-entry staff. RCC, the Company's largest operating company, has formed a key accounts group to provide customer service and sales support to its largest distributors, and the Company intends to establish key accounts groups at each of the other operating companies. The Company has also installed systems providing credit approval at all operating companies for each distributor who has an account with any other operating company.

     While each operating company handles its own customer service, the Company has begun to coordinate sales and marketing activities among the operating companies. In the fourth quarter of 1996, the Company realigned its operating companies and product lines into three groups: the RCC Group, the Barlow Group, and the Key Group. This realignment is designed to allow the Company's three core operating companies to provide sales and marketing support for Air-Tex, Artmold and The California Line (TM)of Key. Management of the Company believes that the realignment of product lines into strategic groups will allow the Company to better coordinate sales and marketing of all product lines to the Company's large base of distributors.

     The Company has introduced several catalogs on top-selling products from each of the Company's product lines to demonstrate the scope of the Company's product offerings and to introduce its products to distributors familiar with some but not all of the operating companies and their respective product lines. Sales staff of the operating companies also make joint sales presentations to distributors. The Company believes that its coordinated marketing efforts will lead to increased awareness of the Company's brands by distributors and enable the Company to obtain greater attention and resources from distributors for its existing product lines, new products and newly acquired brands.

Making Selective Acquisitions

     The  Company intends  to  continue  its  strategy  of  making   selective
acquisitions to strengthen its position in the fragmented promotional products industry and to add new product lines and expand distribution. The Company believes that the competition for the acquisition of suppliers within the industry is limited. The Company is engaged in ongoing evaluations of and discussions with third parties regarding possible acquisitions. At the date of this report, the Company had no binding agreements or commitments with respect to any acquisitions.

Improving Management and Operating Systems

     The promotional products industry is characterized by the processing of a large number of small, custom-imprinted orders. The Company seeks to be a leader in the promotional products industry through the rapid fulfillment of customer orders and in responsive and professional customer service. The Company has implemented advanced management systems, such as Manufacturing Resource Planning ("MRP II"), a pull order-flow processing system and statistical process controls. Through these measures, the Company believes it has achieved a significant reduction in order processing times, increased production efficiency and increased processing capacities. In addition, the Company has formed task forces comprised of managers from the operating companies who meet regularly to exchange information regarding sales and marketing trends, imprinting methods, information systems and technologies and training.

Acquisitions

     The promotional products industry is highly fragmented and is characterized by numerous suppliers and independent distributors. There are over 2,600 suppliers in the industry, most of which are small, closely held or family owned businesses offering a limited number and range of products. To date, the industry has not experienced significant consolidation.

     The Company seeks acquisitions which it believes will enable it to accomplish some or all of the following objectives: (i) expand its product offerings by adding new brands, penetrating a new product category, expanding the number and variety of products in an existing category or covering a major price point in a specific product category; (ii) broaden its distribution network; or (iii) leverage its management and operating systems to improve the processing efficiency of under-performing businesses.

     Since 1983, the Company has diversified its product lines and increased its market presence through internal growth and a series of strategic acquisitions. The Company has completed the following acquisitions since 1991:

          In May 1992, the Company completed the Barlow acquisition, including the Barlow (R) and Salm (R) product lines, adding new products that enabled the Company to enter the recognition awards and business gifts and pocket specialties and accessories product categories and to expand its product offerings to cover all of the major price points in the promotional products industry.

          In April 1993, the Company acquired a ceramic mug imprinting facility in Pittsburgh, Pennsylvania. The addition of this facility for mugs and glassware, which incur significant freight charges when shipped over long distances, has enabled the Company to be more price competitive in the Northeastern United States.

          In May 1994, the Company completed the Key acquisition, in which it acquired a supplier of economically priced promotional products such as paper products, plastic items, pens, magnets and buttons. The addition of these products augmented the Company's pocket specialties and desk and business accessories categories.

          In July 1994, the Company completed the ArtMold acquisition, expanding its offerings in the writing instruments and pocket specialties and desk accessories categories, and adding a line of golf items such as tees, ball markers and divot repair tools.

          In March and June 1995, the Company entered the textiles product category by adding sport, travel, and tote bags and sportswear to its product lines with the Air-Tex and Designer Line acquisitions.

          In July 1995, the Company completed the BTS acquisition, in which it acquired a supplier of high-quality recognition and gift items. This acquisition further expanded the Company's high-end recognition awards and business gifts product line.

     In November 1995, the Company completed the Ocean acquisition, in which it acquired a supplier of economically priced promotional products such as magnets, buttons and business accessories. This acquisition further expanded the Company's pocket specialties and desk and business accessories lines.

In January 1996, the Company completed the Tee-Off acquisition in which it acquired a supplier of custom imprinted golf balls and accessories, which augmented the golf accessories offered by the Company.

     In April 1996, the Company completed the Alpha acquisition, in which it acquired a supplier of custom imprinted drinkware, further expanding the Company's product line of insulated beverage products, mugs and glassware. The Alpha acquisition also opened new channels of distribution into convenience stores, mass merchandisers and premium markets.

Product Categories

         The Company currently supplies approximately 1,900 custom-imprinted items to over 11,100 independent distributors nationwide through its operating companies. The Company's products are primarily marketed at price points ranging from $0.50 to $50.00 in eight general categories:

          Sporting goods and leisure products: Koozie (R) beverage insulators, sport bottles, cups and insulated coolers; and custom imprinted golf balls.

          Wearables: golf, fashion and baseball-style caps and other headwear; sportswear.

          Mugs and glassware:  porcelain, ironstone and plastic mugs; glassware.

          Textiles:  sport, travel and tote bags.

          Writing instruments:  pens, pencils, markers and gift sets.

          Recognition awards and business gifts: rosewood, walnut and laminated wood awards, crystal awards, plaques, brass coasters, briefcases and portfolios, and other business gift items.

          Pocket specialties and accessories: tape measures, pocket knives, key chains and holders, buttons, badges, magnets and lapel pins, and other pocket specialty items.

          Desk and business accessories: desk accessories, note pads and other paper products, and personal gift items.

         The following table sets forth the amount and percentages of the Company's sales for its product categories over the past three fiscal years.

                                                                           Fiscal Year
                                                                     (Dollars in thousands)
                                                        1994                    1995                   1996
                                                   -------------           -------------          -------------
                                                               % of                     % of                     % of
                                                Sales         Sales        Sales       Sales        Sales       Sales
                                              ----------    ----------   ---------   ---------     ---------   ---------
    Sporting goods and leisure products         $13,221        21.2%       $22,530      21.7%       $38,911       25.6%

    Wearables                                    12,649        20.3         14,691      14.2         17,751       11.7

    Mugs and glassware                           11,423        18.3         12,657      12.2         19,015       12.5

    Textiles                                         --          --          9,387       9.0         19,404       12.8

    Writing instruments                           4,217         6.8          8,944       8.6          9,139        6.0

   Recognition awards and business gifts          3,009         4.8          4,177       4.0         12,527        8.2

   Pocket specialties and accessories and
     desk and business accessories (a)           17,866        28.6          31,474      30.3        35,215       23.2
                                                 ------        ----          ------      ----        ------       ----
                         Total                  $62,385       100.0%       $103,860     100.0%     $151,962      100.0%
                                                =======       =====        ========     =====      ========      =====


 (a) Separate results for these two product categories are not available for the periods presented.



Sporting Goods and Leisure Products

     The Company's sporting goods and leisure products consist primarily of Koozie (R) insulated beverage products, sports bottles and custom imprinted golf balls.

     The Company acquired its Koozie (R) product line in 1984, which originally consisted of a single product, the Koozie (R) beverage insulator. A Koozie (R) beverage insulator is a customized colored foam sleeve with a bottom that fits around a beverage can or bottle for insulation. The Company believes it is the leading supplier of beverage insulators in the United States promotional products industry. Since 1984, the Company has expanded this product line to include 27 products marketed in a variety of colors and styles. Koozie(R) products accounted for $21.7 million, or 14.3%, of the Company's sales in fiscal 1996.

     Through the Alpha acquisition in fiscal 1996, the Company expanded its existing insulated beverage products. In addition, the Alpha acquisition opened new channels of distribution into convenience stores, mass merchandisers and premium markets.

     Through the Tee-Off acquisition in fiscal 1996, the Company expanded its golf accessories line to include custom imprinted golf balls.


Wearables

     The Company's wearables product line consists primarily of golf, fashion and baseball-style headwear in a wide variety of styles, colors and fabrics. The Company believes that it is a leading headwear supplier in the United States promotional products industry. A substantial majority of the Company's headwear is imported, allowing the Company to compete at lower price points for these items. The Company also manufactures headwear to enable it to produce customized products with short lead times. These products are sold primarily under the RCC
(TM) brand.

Mugs and Glassware

     The Company offers a variety of styles of porcelain, ironstone and plastic mugs, along with glassware. The Company believes that it is a leading supplier of mugs in the United States promotional products industry. Styles vary in size, shape and color. In addition to standard color decorations, the Company offers advertisers the ability to customize their artwork through the use of special decorations on the mugs, including 22-carat gold and platinum imprints, microwaveable gold imprints, iridescent inks and certain brighter colored inks.

     Through the Alpha acquisition in fiscal 1996, the Company expanded its existing line of custom imprinted insulated plastic mugs.


Textiles

     Through the Air-Tex and Designer Line acquisitions in fiscal 1995, the Company entered the textiles product category by adding sport, travel, and tote bags. This product line consists of over 185 items marketed under the tradenames Air-Tex (R) and Designer Line (R).

Writing Instruments

     In fiscal 1991, the Company began marketing economically priced writing instruments, including pens, pencils, and gift sets, along with retractable pens and highlighters. In fiscal 1992, with the Barlow acquisition, the Company expanded into marketing higher-priced writing instruments. Through the Key and ArtMold acquisitions in fiscal 1994, the writing instrument lines were further expanded by providing a wider variety of styles, colors and price points.

Recognition Awards and Business Gifts

     Through the Barlow acquisition in May 1992, the Company began to offer its recognition and award items and business gifts generally under the name Salm
(R). The products in this line make creative and distinctive awards and gifts and are generally highly customized. Because it is a high-end product line, the recognition awards and business gifts are more oriented toward corporate gifts and awards than strictly to advertising uses. With the BTS acquisition in fiscal 1995, the company expanded into products incorporating decorative brass medallions in items such as coasters, wall and desk plaques, picture frames, and other custom products.

Pocket Specialties and Accessories

     Through the Barlow acquisition in May 1992, the Company began to offer pocket specialties and accessories. With the Key and ArtMold acquisitions in fiscal 1994 and the Ocean acquisition in November 1995, the Company now sells products under the Barlow (R), Econ-O-Line (R), The Action Line (R) and The California Line (TM) brand names and offers a full complement of items, including tape measures, key chains and holders, buttons, badges, magnets, pocket knives and lapel pins.

Desk and Business Accessories

     Through the Key, ArtMold and Ocean acquisitions, the Company expanded into economically priced products marketed under the trademarks Econ-O-Line (R), The Action Line (R) and The California Line (TM). These product lines consist primarily of items such as note pads, desk calendars and other paper products and desk accessories and personal gift items.

Operations

     A key to the Company's internal growth has been its ability to process rapidly a large number of small, custom-imprinted orders at competitive prices while maintaining a high level of product quality. During fiscal 1996, the Company processed more than 450,000 orders with an average order size of approximately $340. For most products, the Company ships orders on a rapid response basis, generally within one to two weeks.

     In the fourth quarter of 1996, the Company realigned its operating companies into three groups: the RCC Group, the Barlow Group and the Key Group. This realignment reflects a restructuring of the Company's sales and marketing functions and other organizational changes that are designed to provide enhanced operational, sales and marketing support by the Company's three core operating companies for the more recently acquired operating companies and divisions. For example, in order to maximize selling efforts, the number of sales staff was increased in these groups while the territory covered by each salesperson was decreased. This allows each salesperson to offer a greater variety of products to a more focused group of distributors. This realignment also makes over 10,000 distributors more accessible to the smaller operating companies, each of which had previously been covered by between 1,500 and 3,000 distributors.

     Each operating group has a separate management team, lead by a group president with substantial experience in the promotional products industry. The Company has assembled a management team with significant industry experience to implement its business strategy. The executive officers of the Company and the group presidents have an average of 17 years experience in the promotional products industry. The Company gives the management of the operating groups significant autonomy. The Company believes that it is able to be more responsive to its distributors, the substantial majority of which are relatively small operations in a highly fragmented industry, by delegating authority to management of the operating groups. In particular, each operating company concentrates its sales and marketing efforts on specific product lines, enabling it to more effectively penetrate the distribution network. The presence of a strong management team at each operating group also allows the Company to maintain the focus of its corporate staff on the continued growth of the Company and the coordination and implementation of the Company's strategic objectives.

     The Company has implemented various management and operational systems at the operating companies. These systems are continually evaluated by management, and systems which have proven successful at one operating company are introduced at other operating companies where appropriate.

Management Systems

     The Company utilizes a number of management systems designed to reduce order processing time, enhance planning, lower operating costs and improve customer service. The MRP II systems in place at RCC and Air-Tex, which are based upon sales forecasts, are designed to enable the Company to plan labor, inventory and other resource requirements in order to meet customers' delivery requirements and maximize processing efficiency. RCC also utilizes a specially designed pull order-flow processing system that allows a large number of orders to be processed efficiently and economically. Key utilizes, and Barlow is implementing, a bar-coding system to monitor the status of orders within the production cycle. These systems are designed to enable the Company to quickly respond to customer inquiries and adjust shipping schedules to meet customer demands.

     The Company uses statistical process control ("SPC") to evaluate its manufacturing processes at each of the operating companies. SPC is designed to enable the Company to differentiate between statistically insignificant fluctuations in processing performance and substantive processing problems. Management believes that SPC serves to focus both management and staff on the objective of continually enhancing the Company's production processes.

     The Company utilizes computer communication technology, such as electronic data interface system ("EDI") and 'Internet E-mail', to improve order processing and expedite shipments. The Company receives orders electronically from several of its largest customers through an industry-wide EDI system. RCC allows its largest customers to obtain real-time information on the status of their orders through its own EDI and 'Internet E-mail' system.

Product Development

     The Company believes that a key to its success is its ability to expand product offerings by developing new products and imprinting techniques and by adapting existing imprinting and decorating methods to create innovative products. The Company is experimenting with emerging imprint technologies, including digital direct printing, laser imaging, heat applied graphics and photopolymer through dimensional graphics. The Company also evaluates materials and processes from other industries for adaptation into the Company's products. New overseas vendor relations are being developed to decrease costs of existing products and assist in the development of new products and additional product lines in wood, metal, glass and textiles.

Custom Decorating and Manufacturing Processes

     Each of the operating companies has a full-service graphic arts department to assist customers in generating custom graphics. The Company applies custom graphics to promotional products using a variety of decorating processes such as silk-screening, screen transfer, embroidering, engraving (including laser engraving), vinyl screen printing, cloisonne enameling (enamels baked at high temperatures) and hot stamping. Each art department is also available to assist customers or advertisers in creating original artwork. All operating companies have installed systems to receive customer artwork electronically. The Company has implemented a system to link the art departments to allow designs created for an advertiser at one operating company to be used throughout the Company, eliminating the need to create new artwork for that advertiser at other operating companies. The Company also seeks to improve processing efficiency by coordinating work flow among various art departments.

     All of the mugs and glassware, plastic molded products and writing instruments, as well as, most caps and other headwear and certain sport, travel and tote bags sold by the Company are manufactured in blank (i.e. , without decoration) by third party suppliers according to Company specifications. Bob Allen (R) sportswear, Koozie (R) beverage insulators, note pads and other paper products, brass and laminated wood awards and the remaining caps and other headwear and domestic sport, travel and tote bags are manufactured by the operating companies at the Company's production facilities.

Sales and Marketing

     During fiscal 1996, the Company sold its products to approximately 11,100 customers, mainly independent promotional product distributors. In fiscal 1996, the Company's ten largest customers accounted for approximately 14.0% of the Company's total sales, and no one customer accounted for more than 3.0% of sales. The Company's largest customers are among the largest distributors in the industry based on sales.

     Generally, before a customer orders a product from the Company, the customer has already received an order for the product from an advertiser. The Company's products are sold on the basis of purchase orders. Established customers generally have 30-day payment terms, and newer customers purchase products from the Company on the basis of payment before processing. As a result of its credit management practices, the Company has had bad debt expense as a percentage of sales of less than 0.25% for each of the past three fiscal years.

     The Company believes that most other promotional products suppliers sell only through independent multi-line sales representatives who serve more than one supplier. The Company's operating companies employ a total of 35 salespeople to market products in regional territories covering the United States, and 113 customer-service personnel to support these salespeople. The Company believes that this direct sales staff gives the Company a competitive advantage by allowing more focused selling efforts.

     The Company's sales staff attends industry trade shows and makes sales calls on customers and potential customers. Each operating company distributes annual product catalogs. In fiscal 1995, the Company introduced an intercompany product catalog that featured the top-selling products from each of its operating companies. Key employees of the Company and each of its operating companies also conduct coordinated marketing presentations to distributors throughout the United States.

Suppliers

     During fiscal 1996, the Company derived a significant portion of its sales from products supplied by over 30 manufacturers located in China, Taiwan, Sri Lanka, Bangladesh, Korea, Japan, England, Holland, Germany, and Italy. A majority of these products are purchased through four independent agents who assist the Company with its relationships with its Far East suppliers. The Company's senior management and agents periodically visit its foreign suppliers to observe the manufacture of products and to help ensure timely delivery and compliance with Company manufacturing specifications. Representatives from the Company's leading suppliers annually visit the Company's facilities to review quality standards and product specifications. The Company is not a party to any long-term contractual arrangements with any supplier and relies on its long-term relationships to ensure timely delivery of quality products.

    The Company's reliance on foreign sources of supply subjects it to a number of risks, including transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, currency fluctuations and changes in governmental policies. The Company's reliance on foreign suppliers also requires it to order products further in advance of orders by customers than would generally be the case if such products were manufactured domestically. There can be no assurance that the Company can replace its suppliers without delay; however, the Company attempts to reduce the risk of such a delay and to alleviate the problem of having to order its foreign products further in advance by using its management systems to predict more accurately the Company's product needs.

     The Company relies on one supplier for the insulation material necessary to make Koozie (R) beverage insulators and certain other Koozie (R) products. The Company believes that competitors who make products similar to Koozie (R) beverage insulators also purchase their insulation material from this supplier. The inability of this supplier to provide the Company with insulation would have a material adverse effect on the Company. The Company buys insulation material on a purchase order basis and does not have any contract, agreement or commitment from this supplier to furnish insulation material. Since the Company began purchasing from this supplier in 1983, the Company has not experienced any significant disruptions or delays in its supply.

     The Company also relies on a single supplier for the laminated wood used in the BTS(TM) product line. Disruptions or delays in the supply of this product could have a material adverse effect on sales of the BTS(TM) product line. The Company has not experienced any significant disruptions or delays in its supply.

     The Company obtains its other materials from numerous sources. Prices for materials used by the Company may fluctuate for a variety of reasons. The Company has not experienced, and does not anticipate, any difficulty in obtaining an adequate supply of the materials it uses.

Backlog

     A majority of the Company's orders are processed on a rapid response basis, generally within one to two weeks after receipt of an order. As a result, the Company does not believe that the dollar amount of its unfilled customer orders at any time is a useful indicator of future business activity.

Competition

     The promotional products industry is highly fragmented and competitive. The Company competes with a large number of other promotional products suppliers, some of which have diversified product offerings, and others that market only a limited number of products or lines. The Company competes primarily on the basis of customer service and price. Certain competitors are divisions of significantly larger companies that have substantially greater financial and other resources than the Company. While the Company has competitors within each of its product lines, no one supplier competes with the Company in all of its lines. In addition, entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The Company believes it is difficult to manage and process efficiently large numbers of small orders and produce a high-quality product and that its processing efficiency gives the Company a competitive advantage within the industry. The Company believes its established relationships with distributors gives it an advantage over its competitors, especially new entrants in the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspapers, magazines and billboards.

Trademarks

     The Company owns a number of trademarks registered with the United States Patent and Trademark Office and claims various common law trademarks. The Company considers its trademarks to be important to its business and actively defends and enforces them.

Employees

     As of November 15, 1996, the Company employed approximately 2,000 persons. Approximately 100 employees of Key are represented by the Manufacturing, Production and Service Workers Union of the AFL-CIO, under a collective bargaining agreement expiring in 1998. The Company considers its employee relations to be good.

Environmental Matters

     The Company's facilities are subject to federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the treatment, storage and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. The
Company believes that it is in compliance with such laws and regulations and does not anticipate any material adverse effect on its operations or financial condition as a result of its efforts to comply with, or its liabilities under, such laws and regulations. The Company does not anticipate any material capital expenditures for environmental control facilities or equipment. Some risk of environmental liability is inherent in the Company's business, however, and there can be no assurance that material environmental costs will not arise in the future. In particular, the Company might incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies.

The Company does not expect such capital and other costs to have a material adverse effect on the Company's net cash flows.

Risk Factors

     The Company's business is subject to various risks and uncertainties. The following factors should be carefully considered in reading this report.

Risks Relating to Growth Strategy

     During the past five years, the Company has experienced significant growth. This growth has resulted from internal growth and from selective acquisitions of other businesses, both of which continue to be important elements of the Company's business strategy. There can be no assurance that the Company will be able to maintain or accelerate its internal growth or that the Company will be able to manage its expanding operations effectively. The Company's ability to continue to grow through acquisitions will depend, among other things, on the availability of suitable acquisition opportunities and the Company's ability to finance these transactions. There can be no assurance that future acquisitions can be accomplished on terms favorable to the Company or that the Company will be able to obtain financing for such acquisitions. The success of the Company's strategy also depends upon its ability to integrate acquired businesses into its operations. The Company may acquire companies, brands or product lines that dilute earnings or that do not generate positive cash flow initially or for some period of time following their acquisition. In addition, as the Company has expanded through acquisitions, its management has become more decentralized, and it relies primarily on the operating companies to implement systems designed to ensure responsive and efficient operations. The failure of the Company to implement its growth strategy, to maintain or upgrade operating controls and systems, to recruit or retain sufficient qualified personnel or to effectively integrate acquired businesses with the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Foreign Sources of Supply

     In fiscal 1996, the Company derived a significant portion of its sales from products supplied by foreign manufacturers. The Company's reliance on foreign sources of supply subjects it to a number of risks, including, among others, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, currency fluctuations and changes in government policies. The Company's reliance on foreign manufacturers also requires it to order products further in advance of orders by customers than would generally be the case if products were manufactured domestically. In fiscal 1996, a significant portion of the Company's sales were derived from products, mainly headwear, ceramic mugs, and sport and travel bags, purchased by the Company from manufacturers located in the People's Republic of China ("China"). China currently enjoys "most favored nation" ("MFN") trading status with the United States. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for MFN treatment. The President has waived these provisions each year since 1979.Such waiver is subject to renewal in June 1997. No assurance can be given that China will continue to enjoy MFN status in the future. Further, any United States legislation or action revoking or placing further conditions on China's MFN status or imposing substantially higher import duties, if enacted or imposed, could have a material adverse effect on the cost of the Company's headwear, ceramic mugs, and sport and travel bags. The Company currently has alternative suppliers of headwear and sport and travel bags (but not ceramic mugs) located in other countries and continues to evaluate additional sources of supply.

Dependence on Key Personnel

     The Company's success depends in part on the efforts of a few key management personnel, including Frank P. Krasovec, its Chairman and Chief Executive Officer, and Robert P. Whitesell, its President and Chief Operating Officer. While Mr. Krasovec currently devotes a substantial majority of his time to the Company, he is involved in other businesses and investments. If for any reason such key personnel do not continue to be active in the Company's management, the Company's operations could be materially adversely affected. None of the Company's executive officers are subject to employment or non-competition agreements. The Company maintains $750,000 in key-man life insurance coverage on Mr. Whitesell but does not have key-man life insurance for any other executive officer.

Leverage

     At August 31, 1996, the Company had total indebtedness of $47.7 million and additional borrowings of up to $26.3 were available under the Bank Credit Facility. The Company's ability to satisfy its financial obligations under its indebtedness outstanding from time to time will depend on its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Indebtedness under the Bank Credit Facility is subject to interest rate fluctuations. Although the Company currently believes that cash flow from operations and available borrowing under the Bank Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 18 months, there can be no assurance that this will be the case.

Single Supplier of Koozie (R) Insulation Material

     The Company relies on one supplier for the insulation material necessary to make Koozie (R) beverage insulators and certain other Koozie (R) products. The Company believes that competitors who make products similar to Koozie (R) beverage insulators also purchase their insulation material from this supplier and that currently there is no other known supplier of this material. The Company buys insulation material on a purchase order basis and does not have any contract, agreement or commitment from this supplier to furnish insulation material. Since the Company began purchasing from this supplier in 1983, the Company has not experienced any significant disruptions or delays in its supply. However, any significant interruption in the supply of insulation material or substantial price increases for this material could have a material adverse effect on the Company's business and the results of its operations.

Competition

     The promotional products industry is highly fragmented and competitive. Certain competitors are significantly larger companies which have greater financial and other resources than the Company. Entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspaper, magazines and billboards.

Item 2. Properties

          The Company owns or leases the following physical properties:

                                                                                                        Square     Owned or
          Company                           Location                                Use                   Feet      Leased
          -------                           --------                                ---                   ----      ------
         Corporate                     San Antonio, Texas                    Corporate offices           4,250       Leased
         RCC                           San Antonio, Texas                    Sales, production          86,000       Owned
                                       San Antonio, Texas                    Production                 21,500       Leased
                                       San Antonio, Texas                    Warehouse                  89,350       Leased
                                       Pittsburgh, Pennsylvania              Production                 23,000       Leased
                                       Lithia Springs, Georgia               Sales, production         199,950       Leased
         Barlow                        Los Angeles, California               Sales, production          62,000       Leased
                                       St. Paul, Minnesota                   Production                 38,000       Leased
                                       Reno, Nevada                          Sales, production          60,000       Leased
         Key                           East Peoria, Illinois                 Sales, production          49,000       Leased
                                       Chatsworth, California                Sales, production          28,260       Leased
         ArtMold                       Cranston, Rhode Island                Sales, production          75,000       Leased
                                       Readfield, Wisconsin                  Sales, production          15,148       Owned
         Air-Tex                       Des Moines, Iowa                      Sales, production          52,500       Owned
                                       Des Moines, Iowa                      Warehouse                  14,810       Leased
                                       Arlington, South Dakota               Production                 13,500       Leased
                                       Arlington, South Dakota               Warehouse                  22,760       Leased
                                       Logan, Utah                           Production                 20,400       Leased

     The Company believes that its existing facilities are adequate and provide sufficient operating capacity to meet its current requirements, and does not anticipate the need for significant expansion in the near future. The Company expects to be able to extend the terms of its leases as they expire or that other suitable space will be available, as needed by the Company.

Item 3. Legal Proceedings

     The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to currently pending litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended August 31, 1996.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

         The Company's common stock, no par value ("Common Stock"), is listed for quotation on the Nasdaq/National Market ("NASDAQ/NMS") under the symbol "NPPI". The following table sets forth the high and low closing sales prices for the Common Stock for the fiscal periods indicated, as reported by the Nasdaq/NMS.



                                                              High         Low
                                                             ------      -------
Fiscal 1995:
First quarter (ended December 3, 1994)  .................... $12        $ 9 3/4
Second quarter (ended March 4, 1995)    ....................  16         11
Third quarter (ended June 3, 1995)      ....................  16         13 1/8
Fourth quarter (ended September 2, 1995)....................  16         13 1/4
Fiscal 1996:
First quarter (ended December 2, 1995)  ....................  18 3/4     15 1/2
Second quarter (ended March 2, 1996)    ....................  20 1/8     16 1/4
Third quarter (ended June 1, 1996)      ....................  24         17 5/8
Fourth quarter (ended August 31, 1996)  ....................  22 3/4     13


As of November  15,  1996,  there were 78  shareholders  of record of the Common
Stock.

     The Company has not paid any cash dividends or distributions on its Common Stock since 1989 and intends to retain earnings for use in its business expansion. The Company paid dividends to holders of its Preferred Stock between fiscal 1990 and fiscal 1993. None of the Preferred Stock is currently outstanding. The Company's existing bank credit facility (the "Bank Credit Facility") prohibits the payment of cash dividends on its Common Stock and, in any event, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

     The following selected consolidated financial data regarding the Company for the five years ended August 31, 1996 were derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto of the Company included elsewhere herein.

                                                                        Fiscal Year Ended (a)
                                                               (In thousands, except per share data)
                                                               -------------------------------------

                                                        August 29,  August 28, September 3, September 2,  August 31,
                                                           1992       1993       1994         1995          1996
                                                           ----       ----      -------     -------         ----
        Statement of Income Data (b):

        Sales                                           $37,370      $49,300     $62,385    $103,860      $151,962

        Cost of sales                                    26,487       33,860      43,207      70,963       106,992
                                                         ------       ------     -------      ------       -------

        Gross profit                                     10,883       15,440      19,178      32,897        44,970

        Operating expenses:

        Sales and marketing                               4,053        5,678       6,886      11,290        17,049

        General and administrative                        3,567        4,266        5,065      9,037        12,356

        Amortization expense                                425          724          889      2,119         3,538

        Restructuring and unusual charges                    --           --           --        --          1,640
                                                         ------       ------      -------     ------         -----
        Total operating expenses                          8,045       10,668       12,840     22,446        34,583
                                                          -----       ------       ------     ------        ------
        Operating income                                  2,838        4,772        6,338     10,451        10,387

        Interest expense                                  2,094        1,982        1,030      3,619         3,462
                                                          -----        -----        -----      -----         -----

        Income before income taxes                          744        2,790        5,308      6,832         6,925

        Provision for income taxes                          337        1,032        1,979      2,800         2,770
                                                          -----        -----        -----      -----         -----
        Net income                                         $407       $1,183 (c)   $3,329     $4,032        $4,155
                                                           ====       ======       ======     ======        ======
        Income available to common shareholders            $384 (d)   $1,116 (d)   $3,329     $4,032        $4,155

        Net income per common share:
        Primary                                           $0.36        $0.62        $0.93      $1.11         $0.82
        Fully diluted                                     $0.23        $0.50        $0.93      $1.10         $0.82

        Weighted average number of common
        shares outstanding:
        Primary                                           1,073        1,803        3,576      3,636         5,090
        Fully diluted                                     1,644        2,231        3,576      3,668         5,090

        Balance Sheet Data (at end of period):
        Working capital                               $   7,389      $12,246      $18,668    $31,083       $35,248
        Total assets                                     24,972       25,941       55,702     94,859       121,376
        Total debt:
        Bank credit facility                                 --        6,146       27,100     50,500        33,725
        Other debt and capital leases                    22,295        1,828        5,097     12,410        13,953
        Redeemable securities                             1,357          --            --         --            --
        Total shareholders' equity (deficit)             (5,951)      13,546       16,871     21,034        57,380
        Other Data:
        EBITDA (e)(f)                                    $3,983       $6,597       $8,526    $14,476       $17,060
        Depreciation expense                                720        1,101        1,299      1,906         3,135
        Amortization expense                                425          724          889      2,119         3,538
        Capital expenditures                                436        1,199        1,426      2,073         4,919
        Dividends (g)                                       103          132           --         --           --




(a) The Company's fiscal year is a 52- or 53-week period ending on the Saturday closest to August 31. All references to fiscal 1992, 1993, 1994, 1995 and 1996 are to the fiscal years ended August 29, 1992, August 28, 1993, September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

(b) The Company's results of operations for the periods presented were significantly affected by the Barlow acquisition in fiscal 1992, the Key and ArtMold acquisitions in fiscal 1994, the Air-Tex, Designer Line and BTS acquisitions in fiscal 1995 and the Ocean, Tee-Off and Alpha acquisitions in fiscal 1996 and by the public offerings of Common Stock in June 1993 and December 1995. These factors affect the comparability of sales and results of operations from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c) After deducting a one-time charge to earnings of $575,000 (net of taxes) related to the write-off of unamortized debt costs and the termination of a product financing arrangement in connection with the Company's initial public offering of Common Stock in June 1993, which resulted in a reduction in primary and fully diluted earnings per share of $0.32 and $0.26, respectively.

(d) Reflects the deduction of dividends on outstanding Junior Preferred Stock which was redeemed in fiscal 1993.

(e) EBITDA is defined as earnings before income taxes, interest expense, depreciation and amortization. The Company believes that the presentation of EBITDA facilitates an investor's understanding of the effects on the Company's operations of amortization of goodwill and other intangibles and increased interest expense under indebtedness incurred in connection with various acquisitions which substantially impacted net income, net income per common share and cash flows. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is not used in the presentation of financial statements prepared in accordance with generally accepted accounting principles.

(f) Excluding the restructuring and unusual charges of $1.6 million, EBITDA in fiscal 1996 was $18.7 million.

(g) The Company paid dividends to holders of its Preferred Stock between fiscal 1990 and fiscal 1993. None of the Preferred Stock is currently outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's fiscal year is a 52- or 53-week period ending on the Saturday closest to August 31. All references to fiscal 1992, 1993, 1994, 1995 and 1996 are to the fiscal years ended August 29, 1992, August 28, 1993, September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

     The Company's results of operations for the periods discussed below were significantly affected by the Barlow acquisition in fiscal 1992, the Key and ArtMold acquisitions in fiscal 1994, the Air-Tex, Designer Line and BTS acquisitions in fiscal 1995 and the Ocean, Tee-Off and Alpha acquisitions in fiscal 1996 and the attendant levels of debt incurred. The Company has recorded as goodwill the excess of the purchase prices over the estimated value of the assets acquired and is amortizing this goodwill over 15 years. In addition, the Company's financial results were significantly impacted by the public offerings of Common Stock in June 1993 and December 1995. These factors affect the comparability of sales and results of operations from period to period.

     The Company's sales continued to grow from $62.4 million during fiscal 1994 to $152.0 million in fiscal 1996, a compound annual growth rate of 45.4%. This increase was a result of (i) an internal growth rate of 10.1%, or $17.1 million over the two-year period, fueled by internal product line expansion, including expanded product and price point offerings and (ii) acquisitions, which contributed aggregate sales of $72.5 million over the two-year period. Through the acquisitions, the Company added two major industry product categories -- textiles and desk and business accessories -- and significantly expanded its product range, both by product type and price points within existing product categories. By moving into new product areas, both through acquisitions and the internal development of new products, the Company has gained new independent distributors and increased its business with existing independent distributors. The Company's strategy is to grow through further expansion and diversification of its existing product offerings and distributor base and by making selective acquisitions.

     In the fourth quarter of 1996, the Company recorded restructuring and unusual charges of approximately $1,640,000 ($984,000 net of tax) based on the Company's restructuring of sales and marketing functions and other operational changes. The restructuring was prompted by lower than expected performance from the Ocean, Designer Line and Artmold acquisitions. As a part of its restructuring, the Company decided to consolidate certain facilities into other existing facilities, terminate certain employees, and write-off certain capitalized costs associated with a target acquisition. The consolidation of these facilities is expected to be completed by the end of 1997. A provision for closure of these facilities totaling approximately $890,000, including the write - off of certain leasehold improvements, has been accrued or paid. Approximately $560,000 of future salary and benefits owed to three terminated employees under their existing employment agreements was accrued or paid in the fourth quarter. These employment agreements have remaining terms that expire over the next two years. Additionally , capitalized acquisition related costs of approximately $190,000 were expensed in the fourth quarter.

Results of Operations

         The following information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto included elsewhere herein. The following table presents, for the periods indicated, selected items from the Company's consolidated statements of income expressed as a percentage of sales.
                                               Fiscal Year Ended
                                               -----------------
                                         Sept. 3,    Sept. 2,   Aug. 31,
                                          1994       1995        1996
                                          ----       ----        ----

 Statement of Income Data:
 Sales                                     100.0%     100.0%      100.0%
 Cost of sales                              69.3       68.3        70.4
 Gross profit                               30.7       31.7        29.6
 Total operating expenses                   20.6       21.6        22.8
 Operating income                           10.2       10.1         6.8
 Interest expense                            1.7        3.5         2.3
 Income before income taxes                  8.5        6.6         4.5
 Net income                                  5.3        3.9         2.7


       Fiscal Year Ended August 31, 1996 Compared With Fiscal Year Ended
                                September 2, 1995

     Sales for fiscal 1996 increased $48.1 million, or 46.3%, to $152.0 million from $103.9 million in fiscal 1995. Of this increase, $5.7 million was attributable  to increased  sales of the  Company's  core product  lines,  $21.8 million was due to inclusion of sales from the Ocean, Tee-Off and Alpha acquisitions which were completed during fiscal 1996, and $20.6 was attributable to the full-year impact of the Air-Tex, Designer Line and BTS acquisitions, which were completed in fiscal 1995. Internal sales growth was fueled by product line expansion, including the Koozie
(R) cooler bag products introduced by RCC in January 1994, with sales of $7.8 million, and the Value Line (TM) product line expansion and crystal product offerings introduced by Barlow in June 1993, with aggregate sales of $5.8 million.

     Cost of goods sold for fiscal 1996 increased $36.0 million, or 50.7%, to $107.0 million from $71.0 million in fiscal 1995. Of this increase, $4.9 million was attributable to the increased sales of the Company's core product lines, $18.1 million was due to the inclusion of sales from the fiscal 1996 acquisitions and $13.0 million was attributable to the inclusion of the full-year impact of the fiscal 1995 acquisitions. As a majority of the purchase orders by the Company are denominated in United States dollars, the foreign currency translation risk has been significantly reduced and is immaterial in total. The Company believes the differences in quality between products manufactured in-house and those imported are negligible, while imported products, as a general rule, are less expensive.

     Gross profit for fiscal 1996 increased $12.1 million, or 36.8%, to $45.0 million from $32.9 million in fiscal 1995. Excluding the 1996 acquisitions, gross profit as a percentage of sales increased from 31.7% to 31.8%. Including the 1996 acquisitions, gross profit as a percentage of sales decreased from 31.7% to 29.6%. This decrease was mainly attributable to fiscal 1996 acquisitions of businesses which operate with lower gross profit percentages than the Company's existing businesses.

     Total operating expenses for fiscal 1996 increased $12.2 million, or 54.5%, to $34.6 million from $22.4 million in fiscal 1995. This increase was primarily attributable to the fiscal 1995 and 1996 acquisitions and the 1996 restructuring and unusual charges. Exclusive of the 1996 restructuring and unusual charges, operating expenses as a percentage of sales remained flat at 21.6%.

     Operating income for fiscal 1996 decreased $64,000, or 0.6%, to $10.4 million from $10.5 million in fiscal 1995. Exclusive of the 1996 restructuring and unusual charges, operating income as a percentage of sales decreased from 10.1% to 7.9%. This decrease was mainly attributable to the fiscal 1996 acquisitions of businesses which operate with lower gross profit percentages than the Company's existing businesses and to lower than expected performance from the Ocean, Designer Line and Artmold acquisitions.

     Interest expense was $3.5 million in fiscal 1996 compared to $3.6 million in fiscal 1995. This decrease was attributable to lower effective interest rates and the use of December 1995 stock offering proceeds to pay down debt, offset by borrowings used to finance the fiscal 1995 and fiscal 1996 acquisitions.

The Company's effective tax rate was 40.0% in fiscal 1996 as compared with 41.0% in fiscal 1995.

As a result of the above, net income for fiscal 1996 increased $123,000, or 3.1%, to $4.2 million from $4.0 million in fiscal 1995.

      Fiscal Year Ended September 2, 1995 Compared With Fiscal Year Ended
                               September 4, 1994

     Sales for fiscal 1995 increased $41.5 million, or 66.5%, to $103.9 million from $62.4 million in fiscal 1994. Of this increase, $11.5 million was attributable to increased sales of the Company's core product lines,

$11.7 million was due to inclusion of sales from the Air-Tex, Designer Line and BTS acquisition which were completed during fiscal 1995, and $18.3 million was attributable to the full-year impact of the Key and ArtMold acquisitions, which were completed in fiscal 1994. Internal sales growth was fueled by product line expansion, including the Koozie (R) cooler bag products introduced by RCC in January 1994, with sales of $5.1 million, and the Value Line (TM) product line expansion and crystal product offerings introduced by Barlow in June 1993, with aggregate sales of $2.7 million.

     Cost of goods sold for fiscal 1995 increased $27.8 million, or 64.2%, to $71.0 million from $43.2 million in fiscal 1994. Of this increase, $8.0 million was attributable to the increased sales of the Company's core product lines, $7.3 million was due to the inclusion of sales from the fiscal 1995 acquisitions and $12.5 million was attributable to the inclusion of the full-year impact of the fiscal 1994 acquisitions. As a majority of the purchase orders by the Company are denominated in United States dollars, the foreign currency translation risk has been significantly reduced and is immaterial in total. The Company believes the differences in quality between products manufactured in-house and those imported are negligible, while imported products, as a general rule, are less expensive.

     Gross profit for fiscal 1995 increased $13.7 million, or 71.5%, to $32.9 million from $19.2 million in fiscal 1994. Additionally, gross profit as a percentage of sales increased from 30.7% to 31.7%. The increase in gross profit was attributable to increased internal sales growth and to the Air-Tex, Designer Line and BTS acquisitions in fiscal 1995. The increase in gross profit margin percentage is primarily attributable to the acquisitions, as sport, travel and tote bags and recognition awards and business gifts items contribute higher margins than previously experienced on a consolidated basis by the Company, and to improved absorption of overhead at the regional mug imprinting facility in Pittsburgh, Pennsylvania.

     Total operating expenses for fiscal 1995 increased $9.6 million, or 74.8%, to $22.4 million from $12.8 million in fiscal 1994. This increase was primarily attributable to the fiscal 1994 and 1995 acquisitions. Exclusive of the increase due to the fiscal 1995 acquisitions and the full-year impact of the fiscal 1994 acquisitions, operating expenses increased 14.7%. This increase was primarily attributable to increased selling and marketing expenditures of $1.0 million, the full-year impact of the expansion and realignment of duties of management at the parent company level in the fourth quarter of fiscal 1994 of approximately $350,000 and increased performance bonuses to key management of approximately $290,000, based on achievement of certain operating results. Prior to the Key and ArtMold acquisitions in fiscal 1994, the Company's executive officers were also operating officers of RCC. In the fourth quarter of fiscal 1994, the Company realigned and expanded the management staff at the Company and eliminated their operating duties at RCC. The purpose of this realignment was to enable senior management to focus on identifying and structuring acquisitions, coordinating activities among the Company's various operating companies and providing overall operating and financial guidance to the operating companies. Management believes this reorganization was essential to the implementation of the Company's growth strategy.

     Operating income for fiscal 1995 increased $4.2 million, or 64.9%, to $10.5 million from $6.3 million in fiscal 1994. Operating income as a percentage of sales decreased slightly from 10.2% to 10.1%.

     Interest expense was $3.6 million in fiscal 1995 compared to $1.0 million in fiscal 1994. This increase was exclusively attributable to increased indebtedness related to the fiscal 1995 acquisitions and the full-year impact of the fiscal 1994 acquisitions.

     The Company's effective tax rate was 41.0% in fiscal 1995 as compared with 37.3% in fiscal 1994. This increase was due to non-deductible amortization of goodwill as a result of the acquisition of ArtMold in fiscal 1994.

     As a result of the above, net income for fiscal 1995 increased $703,000, or 21.1%, to $4.0 million from $3.3 million in fiscal 1994.


Liquidity and Capital Resources

The Company has financed its business activities primarily with borrowings under the Bank Credit Facility, notes payable to the former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

     The Bank Credit Facility provides for aggregate borrowings of up to $60.0 million, comprised of a $20.0 million revolving credit facility ($9.4 million outstanding at November 15, 1996), a $21.5 million term loan facility ($6.7 million outstanding at November 15, 1996) and an $18.5 million acquisition loan facility ($14.8 million outstanding at November 15, 1996). The revolving loan facility is available to finance acquisitions and for working capital and general corporate purposes. The acquisition loan facility is available to finance acquisitions.

     Pursuant to the terms of the Bank Credit Facility, the Company is required to maintain certain financial ratios and minimum tangible net worth and is subject to a prohibition on dividends, and limitations on additional indebtedness, liens, investments, issuance of stock of subsidiaries, changes in management and ownership, mergers and acquisitions, sale/leaseback transactions and sales of assets. An event of default occurs under the Bank Credit Facility if any person becomes the owner of more than 35.0% of the outstanding capital stock of the Company, or if within a 12-month period, a majority of the Company's Board of Directors shall be comprised of new directors. The Company is required to make quarterly amortization payments on certain amounts outstanding under the Bank Credit Facility. See note 8 to the consolidated financial statements of the Company included elsewhere herein. The final maturity of the Bank Credit Facility is July 31, 2000. Amounts outstanding under the Bank Credit Facility bear interest at a rate equal to either the agent bank's prime rate or the London Interbank Offered Rate, plus an interest rate spread which varies based on the ratio of the Company's Consolidated Senior Funded Debt to Earnings Before Interest Taxes and Depreciation (as such terms are defined in the Bank Credit Facility). Indebtedness under the Bank Credit Facility is secured by a first lien priority security interest in substantially all the assets of the Company, including a pledge of the stock of each of the Company's subsidiaries. Additionally, any entities and assets acquired with financing under the Bank Credit Facility will serve as security. Borrowings under the Bank Credit Facility are jointly and severally guaranteed by all subsidiaries acquired or created by the Company.

     On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31 million were used to repay indebtedness under the Bank Credit Facility. The Company may, subject to certain conditions, reborrow such amounts from time to time for general corporate purposes, including financing future acquisitions.

     In connection with the Key and ArtMold acquisitions in fiscal 1994, the Air-Tex, Designer Line, and BTS acquisitions in fiscal 1995, and the Ocean and Tee-Off and Alpha acquisitions in fiscal 1996, the Company issued promissory notes to the former owners of the acquired businesses in an aggregate principal amount of $6.4 million. These promissory notes are generally payable over five years from the dates of the respective acquisitions and bear interest at annual rates ranging from 5.5% to 9.0%. Of these notes, $4.6 million are convertible into Common Stock at prices ranging from $17.00 to $20.00 per share (of which $950,000 was converted into 55,882 shares of common stock in fiscal 1996) and $1.1 million are secured by an irrevocable letter of credit. The Company is also obligated to make payments aggregating $6.1 million over the next ten years under the terms of non-compete agreements with certain of the former owners of these acquired businesses, subject in the case of the BTS acquisition to increases of up to $1.0 million contingent upon the achievement of certain operating income levels by the BTS division of Barlow. Additionally, the owners of Alpha Products, Inc. can receive up to an additional $2.3 million upon the achievement of certain operating income levels by the Alpha division of RCC.

     During fiscal 1996, net cash provided by operating activities was $6.9 million. The net use of cash in investing activities was $23.1 million, primarily representing $17.6 million as the aggregate cash consideration paid in the Ocean, Tee-Off and Alpha acquisitions, and $5.0 million in capital expenditures. Financing activities provided net cash of $15.9 million primarily from borrowings under the Bank Credit Facility and proceeds from the December 1995 stock offering. The proceeds from the borrowings were used primarily to finance the Ocean, Tee-Off and Alpha acquisitions.

     In fiscal 1995, net cash provided by operating activities was $2.9 million. The net use of cash in investing activities was $24.8 million, primarily comprising $22.4 million as the aggregate cash consideration paid in the Air-Tex, Designer Line and BTS acquisitions and capital expenditures of $2.0 million. Financing activities provided $23.5 million, net of increase in cash.

The Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowings under the Bank Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 18 months, there can be no assurance that this will be the case. The
Company believes its fiscal 1997 capital expenditure requirements will be approximately $4.5 million, but there can be no assurance that this will be the case. The Company anticipates that such capital expenditures will be required primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

Seasonality and Quarterly Results

     The Company believes that the promotional products industry traditionally tends to generate lower sales during the Company's second fiscal quarter. The Company attempts to offset seasonal demand by offering promotional programs on a variety of items. The following table presents quarterly results of operations for fiscal 1994, 1995 and 1996 which have been affected by the Company's acquisitions.





Fiscal Years
                              1994                        1995                           1996
                                           (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Fiscal Quarters     1st      2nd      3rd(a)  4th(b)       1st      2nd(c)   3rd(d)    4th(e)    1st(f)    2nd(g)   3rd(h)    4th
------------------------------------------------------------------------------------------------------------------------------------
Sales          $12,945   $11,240   $16,537   $21,663   $22,916   $19,316    $29,995   $31,633  $33,368  $30,086  $45,034 $43,474

Gross profit     4,222     3,333     5,068     6,555     7,252     5,492      9,936    10,217   10,623    8,462   13,655  12,230

Operating Income 1,623       673     2,028     2,014     2,539       734      3,779     3,399    3,427      917    4,908   1,135(i)

Net Income (loss)  941       345     1,152       891     1,114       (22)     1,582     1,358    1,356       88    2,526     185

Net Income (loss)
per common share:

Primary          $0.26     $0.10     $0.32     $0.25     $0.31    $(0.01)     $0.44     $0.38    $0.37    $0.02    $0.44   $0.03

Fully diluted    $0.26     $0.10     $0.32     $0.25     $0.31    $(0.01)     $0.44     $0.37    $0.37    $0.02    $0.44   $0.03

Weighted avg. common
shares outstanding

Primary           3,592    3,610     3,576     3,576     3,575     3,610     3,610     3,636    3,691    5,055      5,767  5,822


Fully Diluted     3,592    3,610     3,610     3,576     3,575     3,610     3,610     3,668    3,691    5,055      5,767  5,822



         (a) The Key acquisition was completed in May 1994.

         (b) The ArtMold acquisition was completed in July 1994.

         (c) The Air-Tex acquisition was completed in March 1995.

         (d) The Designer Line acquisition was completed in June 1995.

         (e) The BTS acquisition was completed in July 1995.

         (f) The Ocean acquisition was completed in November 1995.

         (g) The sale of 2,015,481 shares of Common Stock was completed in December 1995 with the proceeds of the public offering being used to repay indebtedness. In addition, the Tee-Off acquisition was completed in January 1996.

         (h) The Alpha acquisition was completed in April 1996.

         (i)  Includes restructuring and unusual charges of $1.6 million.

Supplemental Data

     The Company's earnings before income taxes, interest expense, depreciation and amortization ("EBITDA") grew at a compound annual growth rate of 39.9 %, from $8.5 million in fiscal 1994 to $18.7 ($17.1 million in fiscal 1996 including restructuring and unusal charges of $1.6 million). The non-cash amortization impact to net income per share for fiscal 1995 and 1996, after tax, was equal to $0.40 and $0.46, respectively. The Company believes that the presentation of EBITDA facilitates an investor's understanding of the effects on the Company's operations of amortization of goodwill and other intangibles and increased interest expense under indebtedness incurred in connection with various acquisitions which substantially impacted net income, net income per common share and cash flows. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is not used in the presentation of financial statements prepared in accordance with generally accepted accounting principles.

Inflation

         Inflation affects the cost of goods and services used by the Company. The competitive environment somewhat limits the ability of the Company to recover higher costs by raising prices, although the Company does selectively increase prices for certain products. Moreover, the Company's products are sold to distributors based on catalog prices. Catalogs are published annually, and the Company generally is not able to raise prices until a new catalog is issued. The Company attempts to mitigate the adverse effects of future inflation through selective price increases, improved productivity and cost containment efforts.

Item 8. Financial Statements and Supplementary Data

Norwood Promotional Products, Inc.

Annual Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of September 2, 1995 and August 31, 1996

Consolidated Statements of Income for the years ended September 3, 1994, September 2, 1995 and August 31, 1996

Consolidated Statements of Shareholders' Equity for the years ended September 3, 1994, September 2, 1995 and August 31, 1996

Consolidated Statements of Cash Flows for the years ended September 3, 1994, September 2, 1995 and August 31, 1996

Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Norwood Promotional Products, Inc.

     We have audited the accompanying consolidated balance sheets of Norwood Promotional Products, Inc. as of September 2, 1995 and August 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended September 3, 1994, September 2, 1995 and August 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwood Promotional Products, Inc. at September 2, 1995 and August 31, 1996, and the consolidated results of their operations and their cash flows for the years ended September 3, 1994, September 2, 1995 and August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP

San Antonio, Texas
October 10, 1996

                       Norwood Promotional Products, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                            September 2,              August 31,
                                                1995                     1996
                                                ----                     ----
ASSETS
Current Assets:
Cash and cash equivalents                    $    2,174              $    1,861
Accounts receivable                              17,001                  21,621
Other receivables                                   492                     724
Inventories                                      23,913                  31,823
Prepaid expenses and other current assets         1,916                   2,231
                                                -------                --------
Total current assets                             45,496                  58,260

Property, plant and equipment, net               12,090                  19,585
Deferred income taxes                               249                     751
Goodwill                                         30,443                  35,266
Other assets                                      6,581                   7,514
                                                -------                --------
Total assets                                    $94,859                $121,376
                                                =======                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                          $ 5,803                 $10,269
Accrued liabilities                               4,246                   5,920
Income taxes payable                                866                     129
Current portion of long-term debt                 3,232                   6,378
Current portion of lease obligation                 266                     316
                                                -------                --------
Total current liabilities                        14,413                  23,012

Long-term debt, excluding current portion        59,210                  40,447
Capital lease obligation, excluding current
portion                                             202                     537
Shareholders' equity:
Common stock, no par value; 20,000,000 shares
authorized; 3,541,638 and 5,615,791 shares
issued; 3,540,208 and 5,614,361 shares
outstanding, at September 2, 1995 and
August 31, 1996, respectively                    19,617                  51,568
Additional paid-in capital                          369                     369
Less cost of treasury stock 1,430 shares at
September 2, 1995 and August 31, 1996,
respectively                                         (8)                     (8)
Retained earnings                                 1,310                   5,465
                                                -------                --------
                                                 21,288                  57,394
Less receivables for purchase of common stock      (254)                    (14)
                                                -------                --------
Total shareholders' equity                       21,034                  57,380
                                                -------                ---------
Total liabilities and shareholders' equity      $94,859                $121,376
                                                =======                ========


                             See accompanying notes

                       Norwood Promotional Products, Inc.
                        Consolidated Statements of Income
                      (in thousands, except share amounts)


                                                Year Ended
                                                ----------

                                September 3,       September 2,      August 31,
                                   1994               1995             1996
                                ------------       ------------      ----------

Sales                          $      62,385       $    103,860    $    151,962
Cost of sales                         43,207             70,963         106,992
                               -------------       ------------     -----------
Gross profit                          19,178            32,897           44,970

Operating expenses:
Sales and marketing                    6,886            11,290           17,049
General and administrative             5,065             9,037           12,356
Amortization                             889             2,119            3,538
Restructuring and unusual charges          -                -             1,640
                               -------------       -----------      -----------
Total operating expenses              12,840            22,446           34,583
                                ------------       -----------      -----------
Operating income                       6,338            10,451           10,387
Interest expense                       1,030             3,619            3,462
                               -------------       -----------      -----------
Income before income taxes             5,308             6,832            6,925
Provision for income taxes             1,979             2,800            2,770
                               -------------       -----------      -----------
Net income                     $       3,329       $     4,032      $     4,155
                               =============       ===========      ===========

Net income per common share:
    Primary                           $0.93             $1.11            $0.82
    Fully diluted                     $0.93             $1.10            $0.82

Weighted average number of
    common shares outstanding:
    Primary                       3,575,645         3,636,259        5,090,000
    Fully diluted                 3,575,645         3,668,175        5,090,000


                             See accompanying notes

                                 Norwood Promotional Products, Inc.
                           Consolidated Statements of Shareholders' Equity
                                           (in thousands)




                                                                               Receivables
                                                                                  for               Total
                                                     Additional   Retained     Purchases Treasury  Shareholders'
                                      Common Stock     Paid-in    Earnings     of Common  Stock    Equity
                                     Shares   Amount   Capital   (Deficit)        Stock
                                 -----------------------------------------------------------------------------
   Balance at August 28, 1993        3,539   $19,613     $369     $ (6,051)      $(385)    ---     $13,546
      Treasury stock purchases                                                             (4)          (4)
      Net income                                                     3,329                           3,329
                                 -----------------------------------------------------------------------------
   Balance at September 3, 1994      3,539    19,613      369       (2,722)       (385)    (4)      16,871
      Treasury stock purchases                                                             (4)          (4)
      Exercise of stock options          3         4                                                     4
      Payment on shareholder notes                                                 131                 131
      Net income                                                     4,032                           4,032
                                 -----------------------------------------------------------------------------
   Balance at September 2, 1995      3,542    19,617      369        1,310        (254)    (8)      21,034
      Exercise of stock options          3        15                                                    15
      Payment on shareholder notes                                                 240                 240
      Conversion of notes payable       56       950                                                   950
      Sale of common stock           2,015    30,986                                                30,986
      Net income                                                     4,155                           4,155
                                 -----------------------------------------------------------------------------
   Balance at August 31, 1996        5,616   $51,568     $369       $5,465        $(14)   $(8)     $57,380
                                 =============================================================================



                                           See accompanying notes

                       Norwood Promotional Products, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
[CAPTION]


                                                                                            Year Ended
                                                                                ------------------------------------------
                                                                               September 3,    September 2,    August 31,
                                                                                   1994         1995           1996
                                                                                   ----         ----           ----
Operating Activities
Net income                                                                       $ 3,329        $4,032       $4,155
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                       1,299         1,906        3,135
Amortization                                                                         889         2,119        3,538
(Gain) loss on disposal of equipment                                                  14            (5)         (21)
Deferred income tax provision                                                        (36)         (258)        (502)
Changes in operating assets and
liabilities, net of effect
of acquisitions:
Accounts receivable                                                               (1,373)       (2,148)      (1,041)
Other receivables                                                                     40          (431)         (97)
Inventories                                                                       (2,411)       (1,671)      (2,957)
Prepaid expenses and other assets                                                   (222)         (219)        (141)
Trade accounts payable                                                              (278)       (1,196)         279
Accrued liabilities                                                                  297           287        1,256
Income taxes receivable/payable                                                      160           532         (738)
                                                                                     ---           ---         ----
Net cash provided by operating activities                                          1,708         2,948        6,866

Investing Activities
Payments on capital leases                                                          (128)         (302)        (601)
Purchases of property, plant and equipment                                        (1,426)       (2,073)      (4,919)
Proceeds from sale of property, plant and equipment                                    7             56          32
Acquisitions, net of cash acquired                                               (23,564)      (22,446)     (17,596)
                                                                                 -------       -------      -------
Net cash used in investing activities                                            (25,111)      (24,765)     (23,084)

Financing Activities
Proceeds from long-term debt                                                      54,826        59,684       65,500
Principal payments on long-term debt                                             (30,568)      (36,119)     (80,787)
Treasury stock purchases                                                              (4)           (4)          --
Sale of common stock                                                                  --            --       30,986
Exercise of stock options                                                             --             4            1
Payment on shareholder notes                                                          --           131          240
Debt issuance fees                                                                  (518)         (191)         (35)
                                                                                    ----          ----          ---
Net cash provided by financing activities                                         23,736        23,505       15,905
                                                                                  ------        ------       ------
Net change in cash and cash equivalents                                              333         1,688         (313)
Cash and cash equivalents at beginning of period                                     153           486        2,174
                                                                                  ------        ------       ------
Cash and cash equivalents at end of period                                         $ 486       $ 2,174      $ 1,861
                                                                                   =====       =======      =======
Cash paid during the period for:
Interest                                                                            $816        $3,396       $3,420
Income taxes                                                                       1,573         2,572        2,945


                             See accompanying notes

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996





1.           Description of The Business

         Norwood Promotional Products, Inc. (the Company) is engaged in the manufacture and sale of promotional products and has operations throughout the United States. Products are manufactured domestically as well as imported and then decorated with an advertiser's message. The Company's product lines are: wearables; mugs and glassware; sporting goods and leisure products; writing instruments; sport, travel and tote bags; pocket specialties and accessories; desk and business accessories; recognition awards and business gifts; buttons, badges, magnets, paper products; and golf related items.

2.       Significant Accounting Policies

Principles of Consolidation

     The  accompanying  financial  statements  include  the  accounts of Norwood
Promotional Products, Inc. and its directly and indirectly wholly owned subsidiaries, Norcorp, Inc., Radio Cap Company, Inc. (RCC), Barlow Promotional Products, Inc. (Barlow), Key Industries, Inc. (Key), ArtMold Products Corporation (ArtMold), Air-Tex Corporation (Air-Tex) and Norwood Travel, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

     Accounts receivable is shown net of the allowance for doubtful accounts of $540,000 and $775,000 at September 2, 1995, and August 31, 1996, respectively.

         The Company manufactures and sells promotional products to various distributors. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. Bad debt expense approximated $80,000, $169,000 and $330,000 for the years ended September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

Inventories

     Raw materials and purchased finished goods are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and manufactured finished goods inventories are stated at the lower of cost (moving average method) or market.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method. Estimated useful lives are five to thirty-one years for buildings and improvements and three to seven years for machinery and equipment.

Federal Income Taxes

         The Company records income taxes under Financial Accounting Standards Board (FASB) Statement No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fiscal Year

         The Company has a fiscal year of 52- or 53-week periods that end on the Saturday closest to August 31. All references to 1994, 1995 and 1996 herein are to the fiscal years ended September 3, 1994 (53-week period), September 2, 1995 (52-week period) and August 31, 1996 (52-week period), respectively.

Cash Equivalents

         Cash equivalents are highly liquid investments with a maturity date no longer than 90 days.

Research and Development Costs

         Research and development costs are expensed as incurred. Research and development expense approximated $127,000, $152,000 and $178,000 for the years ended September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

Fair Value of Financial Instruments

         The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and long-term debt approximates its fair value. The Company estimates the fair value of long-term debt by discounting the future cash flows of the instrument, using the Company's incremental rate of borrowing for a similar instrument.

Earnings Per Share

         Earnings per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

         The dilutive effect of stock options and common stock warrants are calculated using the treasury stock method. In determining the dilutive effect of these stock options and warrants, the common stock equivalents were calculated based upon the greater of the closing price on the last day of the year or the average price of the Company's common stock for the year in applying the treasury stock method.

Concentration of Foreign Suppliers

         The Company derives a significant portion of its sales from products supplied by Far East manufacturers. While the Company is not dependent on any single manufacturer in the Far East, the Company could be adversely affected by political or economic disruptions affecting the business or operations of third party manufacturers located in the Far East.

Reclassification

     Certain  prior  year  balances  have  been   reclassified  for  comparative
     purposes.

Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Financial Accounting Standards

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in fiscal year 1997 and based on current circumstances, does not believe the effect of adoption will be material.

         In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, the recognition of compensation expense for virtually all stock options based on their value on the date of grant. Although expense recognition for employee stock based compensation is not required, Statement 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method. The Company will be required to apply the requirements of Statement No. 123 in fiscal year 1997. The Company believes that adoption of Statement 123 will not have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

3.       Acquisitions

         On November 20, 1995, January 23, 1996 and April 1, 1996, the Company acquired substantially all of the assets of Ocean Specialty Manufacturing Corporation (Ocean), Tee-Off Enterprises, Inc. (Tee-Off) and Alpha Products, Inc. (Alpha), respectively. In connection with the acquisition of Ocean, the Company (through its wholly-owned subsidiary Key) paid $2.5 million in cash, issued $1.0 million in convertible notes and other debt and assumed or incurred liabilities of $1.4 million. In connection with the acquisition of Tee-Off, the Company (through its wholly-owned subsidiary ArtMold) paid $6.0 million in cash, issued $1.5 in notes and other debt and assumed or incurred liabilities of $1.7 million. In connection with the acquisition of Alpha, the Company (through its wholly-owned subsidiary RCC) paid $6.7 million in cash and assumed or incurred liabilities of $3.2 million. Additionally, the former owners of Alpha can receive up to an additional $2.3 million if certain future earnings goals are met. Ocean, Tee-Off and Alpha are suppliers of promotional products.

         On March 1, 1995, June 13, 1995 and July 31,1995, the Company acquired substantially all of the assets of Air-Tex, Designer Plastics, Inc. (Designer) and BTS Group, Inc. (BTS), respectively. In connection with the acquisition of Air-Tex, the Company paid $13.3 million in cash, issued $2.5 million in convertible notes and other debt, issued 60,294 warrants to purchase the Company's common stock at $17.00 per share and assumed or incurred liabilities of $2.4 million. In connection with the acquisition of Designer, the Company (through its wholly-owned subsidiary Air-Tex) paid $2.4 million in cash, issued $1.5 million in notes payable and non-compete agreements and assumed liabilities of $1.0 million. In connection with the acquisition of BTS, the Company (through its wholly-owned subsidiary Barlow) paid $6.3 million in cash, issued $3.5 million in notes payable and non-compete agreements and assumed liabilities of $1.4 million. Additionally, the former owners of BTS can receive up to an additional $1.0 million under the non-compete agreement if certain future earnings goals are met. Air-Tex, Designer and BTS are suppliers of promotional products.

         On May 5, 1994 and July 8, 1994, the Company acquired substantially all the assets of Key and all the outstanding stock of ArtMold, respectively. In connection with the acquisition of Key, the Company paid or issued $9.5 million in cash and notes payable and assumed liabilities of $2.4 million. In connection with the acquisition of ArtMold, the Company paid $13.1 million in cash and assumed or incurred liabilities of $1.1 million. Key and ArtMold are suppliers of promotional products.

         The condensed pro-forma results of operations presented below summarize
on  an  unaudited   pro-forma  basis   approximate   results  of  the  Company's
consolidated operations for the years ended September 3, 1994,

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996


September 2, 1995 and August 31, 1996, assuming that the acquisitions of Key and ArtMold occurred at the beginning of fiscal 1993, the acquisition of Air-Tex, Designer and BTS occurred at the beginning fiscal 1994, and the acquisition of Ocean, Tee-Off and Alpha occurred at the beginning of fiscal 1995.

                    (in thousands, except per share amounts)

                                                      September 3,      September 2,      August 31,
                                                            1994              1995           1996
                                                     --------------    ---------------   ----------
Net sales                                                $112,107          $160,550        $167,978
Operating income                                            8,928            11,344          10,647
Income before income taxes                                  4,426             4,756           6,572
Net income                                                  2,649             2,803           3,969
Primary earnings per share                               $    .74          $   0.77        $   0.78
Fully-diluted earnings per share                         $    .74          $   0.76        $   0.78


         All of the acquisitions were accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the respective dates of acquisition. The results of Key, ArtMold, Air-Tex , Designer, BTS, Ocean, Tee-Off and Alpha have been included in the Company's consolidated financial statements since their respective acquisition dates.

4.       Inventories

         Net inventories consist of the following (in thousands):

                                              September 2,       August 31,
                                                  1995             1996
                                              ------------      -----------
         Finished goods:
           Imprinted                            $1,618            $1,347
           Unimprinted                          16,462            20,245
                                              ------------      -----------
                                                18,080            21,592
         Work in process                         1,061             1,099
         Raw materials                           4,772             9,132
                                               -----------       ----------
                                               $23,913           $31,823
                                               ===========       ==========

          Inventory   obsolescence   reserves  were  $395,000  and  $768,000  at
September 2, 1995 and August 31, 1996, respectively.

5.       Property, Plant and Equipment

         Property, plant and equipment consist of the following (in thousands):

                                                  September 2,      August 31,
                                                      1995             1996
                                                  -----------       ----------

         Land                                          $458               $478
         Buildings and improvements                   4,892              6,863
         Machinery and equipment                     12,807             20,108
         Machinery and equipment under lease            824              2,111
                                                    --------            --------
                                                     18,981             29,560
         Less accumulated depreciation               (6,891)            (9,975)
                                                    --------           ---------
                                                    $12,090            $19,585
                                                    =========          =======

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996






6.       Goodwill and Other Assets

         Goodwill and other assets consist of the following balances (in thousands):

                                                                     September 2,        August 31,
                                                                         1995                1996
                                                                      ----------          -------

         Goodwill, less accumulated amortization
           of  $2,092 and $4,573                                      $ 30,443            $ 35,266
                                                                      =========           =========
         Non-compete agreement, less accumulated
           amortization of $1,162 and $1,943                             4,663               5,882
         Refinancing and loan origination costs, less
           amortization of  $127 and $245                                  582                 488
         Favorable lease, less accumulated amortization of
           $223 and $291                                                   187                 119
         Technical drawings, less accumulated amortization
           of $188 and $245                                                 98                  40
         Long term deposits                                                781                 960
         Other                                                             270                  25
                                                                      ----------          --------
                                                                       $ 6,581              $7,514
                                                                      ==========          ========

         Goodwill, resulting from business acquisitions, is amortized on a straight-line method over 15 years. Other intangible assets are amortized on a straight-line method over their estimated useful lives ranging from three to ten years.

         The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, the Company's carrying value of the intangible assets would be reduced by the estimated shortfall of future discounted cash flows or to market value.


7.       Accrued Liabilities

         Other accrued liabilities consist of the following balances (in thousands):

                                                  September 2,      August 31,
                                                      1995              1996
                                                  ----------           -------

         Salaries, wages and bonuses                $2,392              $2,554
         Restructuring cost                             --               1,028
         Professional fees                             130                 136
         Property tax                                  213                 298
         Interest                                      443                 417
         Sample rebates                                134                 410
         Miscellaneous                                 934               1,077
                                                   -------              -------
                                                    $4,246               $5,920
                                                    ======              =======

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996



8.       Long-term Debt

         The Company's consolidated long-term debt is summarized below (in thousands):

                                                                                    September 2,    August 31,
                                                                                         1995           1996
                                                                                    -----------     ---------
Term note  payable to a bank,  interest at prime or LIBOR plus an interest spread based on an interest  coverage ratio (8.41% at September 2, 1995 and
     7.875% at August 31, 1996), payable monthly, principal payable in quarterly installments  of $825,000  beginning  January 1, 1996 with balance due July
     31, 2000;  secured by  receivables,  inventory,  and equipment,  subject to
     certain restrictive covenants as further described below.                        $21,500        $7,525

Revolving line of credit to a bank,  interest at prime or LIBOR plus an interest spread based on an interest coverage ratio ($3.6, $3.0 and $12.2 million at
     9.25%,  8.12% and 8.16%,  respectively  at September 2, 1995 and $4.4, $4.0 and $3.1 million at 8.50%,  7.598% and 7.625%,  respectively  at August 31,
     1996),  payable  monthly,  principal  payable on July 31, 2000;  secured by receivables,  inventory,  and  equipment,  subject to  certain  restrictive
     covenants as further described below.                                             18,750        11,450

Acquisition note payable to a bank,  interest at prime or LIBOR plus an interest spread based on an interest  coverage ratio (8.41% at September 2, 1995 and
     $9.0 and $5.75 at 7.848%  and  7.91%,  respectively  at August  31,  1996), payable monthly,  principal payable in quarterly  installments of 4% of the unpaid principal  balance  beginning  January 1, 1997 with balance due July
     31, 2000;  secured by  receivables,  inventory  and  equipment,  subject to
     certain restrictive covenants as described below.                                 10,250        14,750

Non-Compete payable to former owners of Air-Tex, Designer, BTS, Ocean and
     Tee-Off.  Payments  are due over the life of each  respective  non- compete
     agreement.  Agreements range from two to ten years.                                 4,594        5,557

Note payable to a bank,payable in monthly  installments of $13,614,  interest at
     7% for five years with interest rate renegotiated  after 5 years,  balance
     due March 1, 2004; secured by plant facility.                                       1,040          948

Notes payable to former owners of Key, interest at 8%, payable quarterly, balance due May 1, 1999;  secured by irrevocable letter of credit issued by
     Company's primary lender.                                                           1,125        1,125

Notes payable to former owners of Key,  interest at 8%,  payable  quarterly, balance due May 1, 1999; convertible at $17.00 per share into the Company's common stock. In May 1996, $950,000 of the notes payable was converted into
     55,882 shares of the Company's common stock.
                                                                                         2,250        1,300
Notes payable to former owners of Air-Tex, interest at 9%, payable
      quarterly, balance due March 1,2000.                                                 200          200

Notes payable to former owners of Air-Tex, interest at  9%,  payable quarterly, balance due March 1, 2000, convertible at $17.00 per share
       into the Company's common stock.                                                    400          400


                                       39

                   Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996

                                                                                      September 2,    August 31,
                                                                                         1995           1996
                                                                                      ----------      ---------
 Notes payable to former owners of Air-Tex, interest at 6%, payable quarterly,  balance due March 1, 2000, convertible at $17.00 per share into
     the Company's common stock.                                                         625             625

 Notes payable to former owners of Designer, interest at 7%, payable  quarterly, balance  due June 9, 2000,  convertible  at $17.00 per  share into
     the Company's common stock.                                                         500             500

 Notes payable to former owners of BTS, interest at 8%, payable quarterly, balance due July 14, 2000, convertible at $18.30 per share into the
     Company's common stock.                                                             500             500

Notes payable to former owners of Ocean, interest at 6%, payable quarterly, balance due November 17, 2000,  convertible at $20.00 per share into
     the Company's common stock                                                           --             300

Notes payable to former owners of Tee-Off, interest at 5.5%, payable
     bi-annually, balance due January 22, 2001                                            --             456

Other notes payable                                                                      708           1,189
                                                                                      ----------      --------
                                                                                      62,442          46,825
Less current maturities                                                                3,232           6,378
                                                                                      ----------      --------
                                                                                     $59,210         $40,447
                                                                                     ===========      ========


The aggregate maturities of long-term debt as of August 31, 1996 are as follows (in thousands):

                  1997                                     $  6,378
                  1998                                        6,445
                  1999                                        6,113
                  2000                                       25,193
                  2001                                        1,563
                  Thereafter                                  1,133
                                                           ---------
                                                            $46,825
                                                           =========


         On June 27, 1994 the Company entered into a bank facility ("The 1994 Bank Facility") with The Frost National Bank and The Boatmen's National Bank of St. Louis. The 1994 Bank Facility provided for maximum aggregate outstanding borrowings of $45.0 million and consisted of a revolving credit facility and two term loans. On July 26, 1995, the Company amended The 1994 Bank Facility ("The 1995 Bank Facility") with The Frost National Bank, The Boatmen's National Bank of St. Louis and Banque Paribas.

         The 1995 Bank Facility provides for maximum aggregate outstanding borrowings of $60.0 million and consists of a $20.0 million revolving credit facility and two term loans totaling up to $40.0 million. The final maturity of The 1995 Bank Facility is July 31, 2000. Amounts outstanding under The 1995 Bank Facility bear interest at a rate equal to either the Banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus an interest rate spread, which varies based on the ratio of the Company's Consolidated Senior Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

         In addition to amending the outstanding indebtedness of The 1994 Bank Facility, the $60.0 million credit facility is available to fund the company's working capital requirements and to finance the purchase of additional companies or assets of companies engaged in the promotional products industry.

                   Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996


         The 1995 Bank Facility is secured by a first lien priority interest in substantially all the assets of the Company, including a pledge of the stock of each of the Company's subsidiaries. Additionally, any entities and assets acquired with financing under The 1995 Bank Facility will serve as security. Borrowings under The 1995 Bank Facility are jointly and severally guaranteed by all subsidiaries acquired or created by the Company while borrowings are outstanding under The 1995 Bank Facility.

         Pursuant to the terms of The 1995 Bank Facility, the Company is required to maintain certain financial ratios and tangible net worth and is subject to limitations on dividends, additional indebtedness, liens, investments, issuance of stock of subsidiaries, mergers and acquisitions, sale/leaseback transactions and sales of assets.

9.       Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                   September 2,    August 31,
                                                      1995           1996
                                                      ----           ----
    Deferred tax liabilities:
     Tax over book depreciation                       $363          $ 589
     Prepaid expenses                                   79             55
     Catalog and sample expenses                       200            234
     Other - net                                        88             88
                                                       ---            ---
       Total deferred tax liabilities                  730            966

    Deferred tax assets:
     Restructuring costs                                --            465
     Uniform capitalization of inventory costs         180            268
     Valuation allowance on inventory                  146            127
     Vacation accrual                                  240            265
     Bad debt reserve                                  150            162
     Amortization of non-compete agreement             263            430
                                                       ---          -----
       Total deferred tax assets                       979          1,717
                                                       ---          -----

       Net deferred tax asset                         $249          $ 751
                                                      ====          =====

                   Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996


     Management has determined that existing deductible temporary differences will reverse within three years and may be carried back against prior taxable earnings. Therefore, it is management's opinion that it is more likely than not that the entire benefit of existing deductible temporary differences will be realized and that there will be no valuation allowance for deferred tax assets at August 31, 1996. Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                            Year            Year           Year
                            Ended           Ended          Ended
                          September 3,    September 2,    August 31,
                               1994           1995           1996
                          ------------------------------------------

       Current:
        Federal               $1,757         $2,813         $2,994
        State                    262            260            312
                          ----------------------------------------
          Total current        2,019          3,073          3,306
       Deferred:
        Federal                 (42)          (225)          (491)
        State                     2            (48)           (45)
                          ----------------------------------------
        Total deferred          (40)          (273)          (536)
                          ----------------------------------------
                              $1,979         $2,800         $2,770
                          ========================================


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is (in thousands):

                                      Year              Year                Year
                                       Ended             Ended             Ended
                                      September 3,      September 2,      August 31,
                                         1994              1995             1996
                                     ------------------------------------------------
                                       Amount   %        Amount   %       Amount   %
                                       ------   --       ------    --     ------   --

Tax at U.S. statutory rates           $1,805    34       $2,323    34     $2,354   34


State income taxes, net of federal
 tax benefit                             264     5          212     3        267    4

Amortization of goodwill                  --    --          202     3        206    3

Other - net                              (90)   (2)          63     1        (57)  (1)
                                      -----------------------------------------------
Provision for income taxes            $1,979    37       $2,800    41      2,770   40
                                      ===============================================


                                       42

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996


10.      Commitments and Contingencies

         The Company has entered into leases for facilities and office equipment. Leases that expire generally are expected to be renewed or replaced by other leases. A summary of minimum lease commitments at August 31, 1996 that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                      Capital  Operating
                                                      -------  ----------

     1997                                               $452     $2,524
     1998                                                372      1,957
     1999                                                148      1,271
     2000                                                 --        896
     2001                                                 --        686
    Thereafter                                            --      5,165
                                                        -----     -----
   Total minimum lease payments                          972    $12,499
                                                                 =======
   Less amounts representing interest                   (119)
                                                        -----
   Present value of net minimum lease payments          $853
                                                        =====

     Total expense under operating leases amounted to approximately $979,000, $1,726,000 and $2,708,000 for the years ended September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

     The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to currently pending litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

11.      Stock Offering

          On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31 million were used to repay indebtedness under the 1995 Bank Facility. The Company may, subject to certain conditions, reborrow such amounts from time to time for general corporate purposes, including financing future acquisitions.

12.      Stock Options and Warrants

         Effective December 8, 1989, the shareholders of the Company adopted an incentive stock option plan for key employees, reserving 71,429 shares of common stock, which was increased to 140,000 shares on April 15, 1993. Under the terms of this plan, the purchase price of the shares subject to each option granted will not be less than the fair market value at the time the option is granted and each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant.

     As of August 31, 1996, there were 114,203 options outstanding under the 1989 incentive stock option plan. In addition, there were 25,797 unoptioned shares available for granting. During the year ended August 31, 1996, no options were granted, while 1,808 optioned shares were exercised at $1.23, with vesting dates ranging from December 1992 to December 1996 and expiration dates ranging from December 1999 to December 2001.

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996


Furthermore, 1,836, 15,765 and 34,123 options were exercisable as of September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

     Effective May 18, 1994, the directors of the Company approved an incentive stock option plan for key employees, reserving 190,000 shares of Common Stock. Under the terms of this plan, the plan provides for the granting to officers and other key employees incentive stock options, non qualified stock options and other stock based incentive compensation.

     As of August 31, 1996, there were 165,228 options outstanding under the 1994 Incentive Stock Compensation Plan. In addition, there were 24,772 unoptioned shares available for granting. During the year ended August 31, 1996, 81,028 options were granted, while no options were exercised. Additionally, no options were exercisable as of August 31, 1996.

     The Company also has a non-qualified stock option plan under which it granted 11,028 options to various employees at not less than the fair value at the date of grant as determined by the Board of Directors. The options expire upon the earlier of termination of employment or ten years after date of grant. The options vested on June 4, 1996, the third anniversary from the date of grant. During the year ended August 31, 1996, 700 options were exercised.

     Subsequent to the Company's initial public offering in June 1993, one member of the Board of Directors received warrants to purchase 6,000 shares of the Company's Common Stock at the initial public offering price, which approximated fair value at the date of grant. These warrants vest on the first anniversary date from the date of issue and may be exercised for a period not to exceed five years from the date of grant.

     On November 8, 1993, the Company adopted the Norwood Promotional Products, Inc. 1993 Non- Employee Director Stock Purchase Plan, which is designed to attract and retain highly qualified non-employee directors, reserving 30,000 shares of common stock. Under the terms of this plan, each non-employee director, with the exception of one who had previously received warrants, received warrants to purchase 6,000 shares as of the date of adoption or on their respective date of election, the purchase price of the shares subject to each warrant granted shall be $11.00 per share, warrants may not be granted after five years from the date of adoption and all warrants issued may only be exercised after the first anniversary date through the fifth anniversary date from the date of grant. During the year ended August 31, 1996, no warrants were granted under the non-employee director stock purchase plan. Warrants to purchase 12,000, 18,000 and 18,000 shares of the Company's Common Stock, respectively were exercisable as of September 3, 1994, September 2, 1995 and August 31, 1996.

     On October 3, 1994, two of the Company's directors were granted 6,000 warrants each in lieu of director's fees. The warrants were issued at the fair market value at the date of grant and are exercisable immediately.

     On November 16, 1995, two of the Company's directors were granted 4,728 warrants each. The warrants were issued at the fair market value at the date of the grant and are exercisable immediately.

13.      Related Party Transactions

         The Company currently leases from a shareholder a mug and glass manufacturing facility located in Pittsburgh, Pennsylvania for $1,975 monthly . Total expense under the lease for the years ended September 3, 1994, September 2, 1995 and August 31, 1996 was approximately $26,000, $23,700 and $23,700, respectively.

         Associated with the sale of 173,333 shares of common stock to management in May 1992, notes receivable of $510,000 from management were recorded by the Company. The Company received payments of $131,000 and $240,000 on these notes receivable during the years ended September 2, 1995 and August 31, 1996. The remaining balances on these notes have been classified as a reduction of equity.

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996



14.      Employee Benefit Plan

         Effective January 1, 1994, the Company adopted the Norwood Promotional Products, Inc. Employee 401(k) Plan for the purpose of providing retirement benefits for substantially all employees. Contributions to the Plan are made both by the employees and the Company. The Company matches 20% of the first $1,000 of an employee's deferred compensation to a maximum of $200 per year. Company matched contributions vest to the employees based upon their number of years of service to the Company. Contributions to this Plan of $25,000, $42,000 and $77,000 were charged to expense for the years ended September 3, 1994, September 2, 1995 and August 31, 1996, respectively.

     Effective May 9, 1996, the Company adopted the Employee Stock Purchase Plan of Norwood Promotional Products, Inc. for the purpose of providing substantially all employees the opportunity to purchase Common Stock of the Company. No Common Stock was purchased under the plan for the year ended August 31, 1996.

The Company does not offer or provide post-retirement health care benefits to any of its employees.

15.  Restructuring and Unusual Charges

     In the fourth quarter of 1996, the Company recorded restructuring and unusual charges of approximately $1,640,000 ($984,000 net of tax) based on the Company's reevaluation of its operations. As a result of its reevaluation, the Company decided to consolidate certain facilities into other existing facilities, terminate certain employees, and write-off certain capitalized costs associated with a target acquisition. The consolidation of these facilities is expected to be completed by the end of 1997. A provision for closure of these facilities totaling approximately $890,000, including the write off of certain leasehold improvements, has been accrued or paid.Approximately $560,000 of future salary and benefits owed to three terminated employees under their existing employment agreements was accrued or paid in the fourth quarter. These employment agreements have remaining terms that expire over the next two years. Additionally, capitalized acquisition related costs of approximately $190,000 were expensed in the fourth quarter.

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
            September 3, 1994, September 2, 1995 and August 31, 1996


16.      Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the year ended September 2, 1995 and August 31, 1996 are as follows (in thousands, except per share data):

                                                  1st      2nd       3rd       4th
                                                Quarter  Quarter   Quarter   Quarter
                                                ------------------------------------

Year Ended September 2, 1995
 Net sales                                      $22,916  $19,316   $29,995   $31,633
 Gross profit                                     7,252    5,492     9,936    10,217
 Net income (loss)                                1,114      (22)    1,582     1,358
 Earnings (loss) per share - Fully diluted         0.31    (0.01)     0.44      0.37

Year Ended August 31, 1996
 Net sales                                      $33,368  $30,086    $45,034  $43,474
 Gross profit                                    10,623    8,462     13,655   12,230
 Net income                                       1,356       88      2,526      185
 Earnings per share - Fully diluted                0.37     0.02       0.44     0.03


Quarterly results of operations were impacted by business acquisitions as follows:



                                                                      Initial
                Acquisitions           Date Acquired              Quarter Impacted
                ------------           -------------              ----------------
                Air-Tex               March 1, 1995              3rd Quarter, 1995
                Designer              June 13, 1995              4th Quarter, 1995
                BTS                   July 31, 1995              4th Quarter, 1995
                Ocean                 November 20, 1995          1st Quarter, 1996
                Tee-Off               January 23, 1996           2nd Quarter, 1996
                Alpha                 April 1, 1996              3rd Quarter, 1996

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

Item 11. Executive Compensation

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

Item 13. Certain Relationships and Related Transactions

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy
Statement for the 1997 Annual Meeting of Shareholders, under the caption "Certain Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Index To Financial Statements

         (a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated.

         1. The following financial statements are included under Item 8:

         Report of Ernst & Young LLP, Independent Auditors

       Consolidated  Balance  Sheets as of  September  2, 1995 and August 31,
       1996

       Consolidated Statements of Income for the years ended September 3, 1994, September 2, 1995 and August 31, 1996

       Consolidated Statements of Shareholders' Equity for the years ended September 3, 1994, September 2, 1995 and August 31, 1996

       Consolidated Statements of Cash Flows for the years ended September 3, 1994, September 2, 1995 and August 31, 1996

       Notes to Consolidated Financial Statements

    2. The following financial statement schedules are included under Item 14:

       Schedule VIII -- Valuation and Qualifying Accounts

    3. Exhibits -- See Index to Exhibits on page 52.


    (b)  Reports on Form 8-K  -  None


SIGNATURES

         Pursuant to the  requirements of Section 13 of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NORWOOD PROMOTIONAL PRODUCTS, INC.

                           By:   /s/ FRANK P. KRASOVEC               Date:   November 15, 1996
                           ---------------------------
                           Frank P. Krasovec
                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Capacity                                 Date
---------                              --------                                 ----

/s/ FRANK P. KRASOVEC      Chairman and Chief Executive Officer,             November 15, 1996
---------------------
Frank P. Krasovec          Director (Principal Executive Officer)

/s/ ROBERT P. WHITESELL    President and Chief Operating                     November 15, 1996
-----------------------
Robert P. Whitesell        Officer, Director

/s/ J. MAX WAITS           Secretary, Treasurer and Chief                    November 15, 1996
----------------
J. Max Waits               Financial Officer (Principal Financial Officer
                           and Principal Accounting Officer)

/s/ ROBERT L. SEIBERT      Director                                          November 15, 1996
---------------------
Robert L. Seibert

/s/ JOHN H. WILSON III     Director                                          November 15, 1996
----------------------
John H. Wilson III

/s/ JOHN H. JOSEPHSON      Director                                          November 15, 1996
---------------------
John H. Josephson

/s/ HAROLD HOLLAND         Director                                          November 15, 1996
------------------
Harold Holland


                                       49

                               Director                      November 15, 1996
--------------------
Roy D. Terracina

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                          Additions
                                                  -------------------------
                                                                Charged to
                                     Balance at   Charged to       Other                    Balance at
                                     Beginning     Costs and     Accounts     Deductions      End of
            Description              of Period     Expenses      Describe      Describe       Period
            -----------              ---------     --------      --------      --------       ------
Year ended September 3, 1994:
Deducted from asset accounts:
Allowance for doubtful accounts         156            80            89(3)        98(1)       227
Reserve for inventory obsolescence      257            88           155(3)        86(2)       414
                                     ------       --------       -------         -----       -----

               Total                    413           168           244           184          641
                                     ======       ========       =======         =====        ====
Year ended September 2, 1995:
Deducted from asset accounts:
Reserve for inventory obsolescence      414            21            99(4)       139(2)        395
Allowance for doubtful accounts         227           169           293(4)       149(1)        540
                                     ------       -------        -------        ------        ----
               Total                    641           190           392           288          935
                                     ======       =======        =======        ======        ====

Year ended August 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts         540           330           189(5)       284(1)        775
Reserve for inventory obsolescence      395            48           347(5)        22(2)        768
                                     ------      --------       -------          -----       -----

               Total                    935           378           536           306        1,543
                                     ======       =======        =======         =====       =====


(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory written off during year.

(3) Amounts acquired with the purchase of Key Industries, Inc. and ArtMold Products Corporation.

(4) Amounts acquired with the purchase of Air-Tex Corporation, Designer Plastics, Inc. and BTS Group.

(5) Amounts acquired with the purchase of Ocean Specialty Manufacturing Corporation, Tee-Off Enterprises, Inc. and Alpha Products, Inc.

                                    INDEX TO EXHIBITS


Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is indicated by an asterisk (*).

Exhibit Description
Number
 3.1    -- Articles of Incorporation of the Registrant, as amended.(1)
 3.2    -- Bylaws of the Registrant, as amended.(9)
 4.1    -- Specimen stock certificate evidencing the Common Stock.(1)
10.1    -- 1993 Non-qualified Stock Option Plan of the Registrant dated June 4,
           1993.(1) (Exhibit 10.18) *
10.2    -- 1993 Non-Employee Director Stock Purchase Plan of the Registrant
           dated November 8, 1993.(2) (Exhibit 10.26) *
10.3    -- Employee Stock Purchase Plan of the Registrant dated May 18,
           1995, as amended and restated effective as of May 9, 1996. (13) (Exhibit 4.7) *
10.4    -- Amended and Restated 1989 Incentive Stock Option
           Plan of  the Registrant dated August 23, 1996. (filed herewith)
10.5    -- Amended and Restated 1994 Incentive Stock Compensation
           Plan of  the Registrant dated August 23, 1996. (filed herewith)
10.6    -- Warrant certificate granted by the Registrant to Allen and Company,
           Incorporated, dated June 23,1993.(1)
10.7(a) -- Warrant certificate granted by the Registrant to Robert L. Seibert,
           Director of the Company, dated as of November 8, 1993.(2) *
10.7(b) -- Warrant certificate granted by the Registrant to John H. Wilson III,
           Director of the Company, dated as of November 8, 1993.(2) *
10.7(c) -- Warrant certificate granted by the Registrant to Harold Holland,
           Director of the Company, dated as of July 8, 1994.(7) *
10.8    -- Warrant certificate granted by the Registrant to John H. Josephson,
           Director of the Company, dated as of June 16, 1993.(9) *
10.9(a) -- Warrant certificate granted by the Registrant to John H. Josephson,
           Director of the Company, dated as of November 18, 1994.(9) *
10.9(b) -- Warrant certificate granted by the Registrant to John H. Wilson III,
           Director of the Company, dated as of November 18, 1994.(9) *
10.10   -- Option  certificate  granted by the  Registrant  to Evan
           Holland, President of ArtMold, dated as of July 8, 1994.(4)
          (Exhibit 10.12) *
10.11   -- Standard  Industrial  Lease -- Net dated  December 29,
           1988,  as amended by certain  letters  dated  October 15,
           1991 and October 22, 1991, by
           and between Sylvan R. Hansen and Barlow Specialty Advertising, Inc. relating to certain property located at 2318 Pontius Avenue, Los Angeles, California, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992.(1) (Exhibit 10.12)
10.12   -- Standard Industrial Lease dated May 1, 1978, as amended
           May 1, 1980, July 22, 1980, April 30, 1984, June 21, 1989,
           April 26, 1990, April 26, 1991 and March 31, 1992, by and among
           Abram Mansour and Granet Industries, Inc. and assigned to BSA, relating to certain property located at 2330 Pontius Avenue,
           Los Angeles, California, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992.(1) (Exhibit 10.13)
10.13   -- Two Leases dated December 26, 1990 by and between Southern Pacific
           Transportation Company and Barlow Specialty Advertising, Inc. relating to certain property located at 2330 Pontius
           Avenue, Los Angeles,  California, and assigned to Barlow
           Promotional Products, Inc. as of May 19, 1992.(1) (Exhibit 10.14)
10.14   -- Lease dated March 26, 1973 by and between Don E. Harley Associates,
           Inc., and Arthur Salm, Inc, assigned to Exchange National Bank of Chicago on June 12, 1973, assigned to Barlow Specialty Advertising, Inc. in June 1986, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992.(1) (Exhibit 10.15)
10.15   -- Lease Agreement by and between Wulfe Investments and Radio Cap
           Company, Inc. commencing August 1, 1992 relating to certain property located at 817 North Frio in San Antonio, Texas.(1) (Exhibit 10.16)
10.16   -- Lease Agreement by and between the Utah State Retirement Fund and
           Radio Cap Company, Inc. entered into November 17, 1992 relating to the space at Rittiman East Business Park, Building 12 at 5519 Business Park in San Antonio.(1) (Exhibit 10.17)
10.17   -- Lease Agreement by and between Joseph S. Scher, not individually, but as Trustee under the Joseph S. Scher Trust dated April 5, 1993, and Key Acquisition Corp., dated as of May 1, 1994.(3)(Exhibit 10.20)
10.18   -- Sublease by and between MM Realty  Associates II, dated November 1,
           1981; First Amendment to Sublease by and between MM Realty Associates II, dated March 1, 1983; Second Amendment to Sublease by
           and  between   Cranston   Partnership(Associates  II) formerly MM
           Realty,  dated September 1, 1986 and Assignment of and

           Third Amendment to Sublease by and between Cranston Partnership, Measured Marketing Services, Inc. and ArtMold Products
           Corporation, dated March 1, 1992.(3)
10.19   -- Asset Purchase Agreement dated March 1, 1995 among The Bob Allen
           Companies, Inc., Robert E. Allen, Ruth E. Allen, Matthew R. Allen, BA Acquisition, Inc. and the Registrant.(5)
10.20   -- Asset Purchase Agreement dated as of May 5, 1995 among Designer
           Plastics, Inc., Peter Erenfeld, Mary Erenfeld, Air-Tex Corporation and the Registrant.(6)
10.21 -- Asset Purchase Agreement dated July 28, 1995 among PAJ, Inc. (formerly BTS Group, Inc.), Peter B. Akers, Allen E. Ferris, James R.
           Smith, Barlow Promotional Products, Inc. and the Registrant.(8)
10.22   -- Asset Purchase Agreement dated January 22, 1996 among
           TEE-OFF Enterprises, Inc., Jones and Vicki Schmidt, ArtMold
           Products Corporation and the Company. (10)
10.23   -- Asset Purchase Agreement dated April 1, 1996 among
           Alpha Products, Inc., Aladdin Industries, Incorporated, Radio Company, Inc. and Norwood Promotional Products, Inc. (11)
10.24 (a)- Amended and Restated Credit Agreement dated as of July 27, 1995 among The Frost National Bank, The Boatmen's National Bank of
           St. Louis, Banque Paribas and the Registrant.(7)
10.24 (b)- Conditional Amendment to Amended and Restated Credit
           Agreement.  (filed herewith)
10.25   -- Office Sublease dated May 1995 between the Registrant and Frito Lay,
           Inc.(9) (Exhibit 10.28)
10.26   -- Standard Industrial Commercial -- Tenant Lease -- Net effective as of
           November 20, 1995 between Key Industries, Inc. and Harris/Newell Family Partnership.(9)
10.27   -- Asset Purchase Agreement dated as of November 17, 1995 among
           Ocean Specialty Manufacturing Corporation, Steve Sherlin, Ron Silverstein, Key Industries,Inc.and the Registrant.(9)(Exhibit 10.30)
10.28   -- Registration Rights Agreement dated as of March 1, 1995 among the
           Registrant, The Bob Allen Companies, Inc. and Matthew R. Allen.(9) (Exhibit 10.31)
10.29   -- Standard Industrial Commercial -- Tenant Lease -- Net effective as of February 22, 1996 between Barlow Promotional
           Products, Inc. and AMG Holding, Inc. (12) (Exhibit 10.34)

  11.1    -- Computation of per share earnings. (filed herewith)
  21.1    -- Subsidiaries of the Registrant.(9) (Exhibit 22.1)
  24.1    -- Consent of Ernst & Young LLP (filed herewith)
  27.1    -- Financial data schedule. (filed herewith)


(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-61740) filed with the Securities and Exchange Commission on June 16, 1993 and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended November 27, 1993 filed with the Securities and Exchange Commission on January 10, 1994 and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 14, 1994 and incorporated herein by reference.

(4) Previously Filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 15, 1994.

(5) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 15, 1995.

(6) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 26, 1995.

(7) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 1995.

(8) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 1995.

(9) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 17, 1995, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on November 24, 1995.

(10) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 2, 1996.

(11) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 16, 1996.

(12) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on April 16, 1996.

(13) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on July 15, 1996.

                                  Exhibit 10.4
                       Incentive Stock Option Plan of the
            Registrant dated October 3, 1989, as amended and restated
                         effective as of August 23, 1996

                                  Exhibit 10.5
                    Incentive Stock Compensation Plan of the
               Registrant dated November 14, 1994, as amended and
                    restated effective as of August 23, 1996

                                Exhibit 10.24 (b)
                      Conditional Amendment to Amended and
                            Restated Credit Agreement

                                  Exhibit 11.0

                        Computation Of Earnings Per Share
               (Unaudited, in thousands, except per share amounts)





                                                              September 3,     September 2,     August 31,
                                                                  1994             1995            1996
                          Primary:
          Weighted average common shares outstanding                3,539          3,540            4,899
    Weighted average common equivalent shares outstanding              37             96              191
                                                                    -----          -----            -----
                            Total                                   3,576          3,636            5,090
                                                                    =====          =====            =====

                          Net Income                            $   3,329      $   4,032        $   4,155
  Per share amount                                              $    0.93      $    1.11        $    0.82

Fully diluted:
  Weighted average common shares outstanding                        3,539          3,540            4,899
    Weighted average common equivalent shares outstanding              37            128              191
                                                                    -----          -----           ------
                            Total                                   3,576          3,668            5,090
                                                                    =====          =====            =====

                          Net Income                            $   3,329      $   4,032        $   4,155
  Per share amount                                              $    0.93      $    1.10        $    0.82



                                  Exhibit 10.4
                 Incentive Stock Option Plan of the Registrant dated October 3, 1989, as amended and restated effective as of August 23, 1996

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

              AMENDED AND RESTATED 1989 INCENTIVE STOCK OPTION PLAN

1. Purpose. This Plan is designed to attract and retain highly qualified Employees and to motivate them to exert their best efforts for the Corporation and Affiliates. The Plan offers an opportunity for Employees to acquire or increase their proprietary interest in the Corporation and is intended to qualify as an Incentive Stock Option Plan within the meaning of
     Section 422 of the Code.

2.   Approval of Awards.

     Each Award must be approved in one of the following ways:

          (a) Board/Committee Approval. The entire Board or the Committee may vote in advance to approve such Award.

          (b) Shareholder Approval/Ratification. In compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a majority of the shareholders of the Company duly entitled to vote on such matters at meetings held in accordance with the laws of the State of Texas may, either in advance of the Award or no later than the next annual meeting of shareholders, affirmatively vote to approve such Award.

3.   Eligible Employees.

          (a) All Employees of the Corporation or an Affiliate are eligible to receive an Option, subject to the conditions of paragraphs (b) and (c) below.

          (b) An Employee who serves as a Board member may not receive an Option unless the Board authorizes such Option.

          (c) A Substantial Shareholder may not receive an Option unless, at the time the Option is granted, the exercise price equals at least 110% of the fair market value of the Stock subject to the Option, and the Option is not exercisable after 5 years from the date granted.

4. Total Shares Subject to Plan. Options may be granted for a total of 140,000 shares of Stock. The Corporation will reserve sufficient shares to meet the Plan's requirements. Shares issued upon an Option exercise may be authorized and unissued shares, or shares held in the Corporation's treasury. If an outstanding Option expires or terminates, shares allocable to the unexercised portion of the Option may be optioned again under the Plan.

5. Plan Administration. The Committee will administer the Plan and comply with the reporting requirements of Section 6039 of the Code. Subject to Section 2 hereof, the Committee may make Option grants to the Board and may modify, extend or renew any existing Option. The Committee also will interpret and construe the Plan and the terms of any Option and will make all other decisions necessary or advisable for administering the Plan.

6.   Option Grants.

          (a)  The  Board,  the  Committee  and  the  shareholders   shall  have
     concurrent authority to determine which Employees should be granted Options, the amount of Stock to be optioned to each, the Option price, the duration of the exercise period, and such other Option terms as the Committee deems appropriate.

          (b) Each Option granted shall become exercisable in three equal annual installments beginning on the third anniversary of the date of the grant of the Option.

          (c) The Option price must equal or exceed the fair market value of the Stock at the time the Option is granted, as determined in good faith by the Committee.

          (d) An Option may not be granted after 10 years from the Effective Date. An Option must be exercised within the same time specified in the agreement evidencing the Option, which time may not extend beyond 10 years after the date the Option is granted.

          (e) The aggregate fair market value of Stock (as determined at the time of the Option grant) exercisable by an Employee for the first time in any calendar year under all incentive stock option plans of the Corporation and its Affiliates may not exceed $100,000.

          (f) Any modification, extension or renewal of an Option will be deemed the grant of a new Option in accordance with Section 425(h) of the Code.

7. Non-Transferability of Option. An Option may not be transferred except by will or by the laws of descent and distribution. During an Optionee's lifetime, only the Optionee or his or her guardian or legal representative may exercise his or her Option.

8. Exercise and Payment. An Option may be exercised from time to time during the term of the Option as to any and all full shares which have vested under the Option, subject to compliance with the terms of the agreement evidencing the Option. Exercise of an Option will not be effective until the Corporation has received written notice of the exercise, specifying the whole number of shares to be purchased, accompanied by payment in full of the aggregate price of the Stock purchased. Fractional shares will not be issued or sold. The purchase price of Stock for which an Option is exercised must be paid to the Corporation in full at the time of exercise. Payment must be in the form of cash or a certified or cashier's check.
     Payment also may be made in the form of such other consideration as the Committee, in its sole discretion, may approve before the Option is exercised. Within a reasonable time after payment is received, the Corporation will issue and deliver to Optionee a certificate representing the Stock purchased; provided, however, that the Corporation may postpone the time of delivery of such certificates for such additional time as the Corporation shall deem necessary or desirable to enable it to comply with listing requirements of any securities exchange upon which the Stock of the Corporation may be listed, or if not so listed, the NASDAQ National Market System, or the requirements of the Securities Act or the Securities Exchange Act, or any rules and regulations of the Securities and Exchange Commission promulgated thereunder or the requirements of applicable state laws relating to authorization, issuance or sale of securities.

9.   Exercise in the Event of Employment Termination.

          (a) If an Optionee terminates employment with the Corporation or an Affiliate for any reason other than death or disability, the Optionee may exercise the outstanding portion of his or her Option at any time within 45 days after such termination, to the extent Optionee's right to exercise has vested under the terms of his or her Option Agreement on or prior to the date such Optionee's employment is terminated. Notwithstanding the prior sentence, if Optionee's employment is terminated for dishonesty or other acts detrimental of the interests of the Corporation or an Affiliate, the Option granted to Optionee will automatically terminate immediately upon such termination.

          (b) If an Optionee terminates employment with the Corporation or an Affiliate because of a disability within the meaning of Section 22(e)(3) of the Code, the outstanding portion of his or her Option may be exercised at any time within one year after the date of such termination, to the extent the Optionee's right to exercise has vested under the terms of his or her Option Agreement on or prior to the date such Optionee's employment is terminated.

          (c) If an Optionee terminates employment with the Corporation or an Affiliate because of death, the executor or administrator of the Optionee's estate or any person who acquired the Option by bequest or inheritance may exercise it within one year after such termination, to the extent Optionee's right to exercise has vested under the terms of his or her Option Agreement on or prior to the date such Optionee's employment is terminated.

          (d) The exercise periods in paragraphs (a), (b) and (c) are subject to the 1 year limitation of Section 6(c) and may not extend such limitation.

10. No Shareholder Rights. An Optionee will not have any rights as a shareholder regarding any Option shares before the date when the Corporation issues Optionee a certificate for such shares. No adjustment will be made for dividends or distributions or other rights for which the record date occurs before the certificate is issued.

11. No Employment Rights. Neither the Plan nor any Option confer upon an Optionee any right to continued employment by the Corporation or an Affiliate, nor do they limit the right of the Corporation or an Affiliate to terminate a person's employment at any time.

12.  Adjustment Upon Change in Capitalization.

          (a) If a change in the number of outstanding shares or Stock occurs without receipt of consideration therefor by the Corporation, whether by reason of a stock dividend, stock split, combination, exchange of shares, recapitalization, merger in which the Corporation is the surviving corporation, or otherwise, upon an affirmative determination by the Board to such effect, the aggregate number of reserved shares under Section 4, the number of shares subject to each outstanding Option, and the option pace of each outstanding Option will be automatically adjusted to accurately and equitably reflect the effect thereon of such change. In the event of a dispute concerning such adjustment, the decision of the Committee will be conclusive. The number of reserved shares or the number of shares subject to any outstanding Option will be automatically reduced by any fraction included therein which results from any adjustment made pursuant to this Section.

          (b) A dissolution or liquidation of the Corporation, a merger in which the Corporation is not the surviving corporation, a sale of substantially all of the assets of the Corporation or a transaction in which another corporation becomes the owner of 66 2/3% or more of the total combined voting power of all classes of stock of the Corporation will cause every Option then outstanding to terminate, and in such event, the Optionee holding each then outstanding Option will have a right, exercisable within a period of 30 days immediately prior to the closing of such dissolution, liquidation, merger, consolidation, or transaction, to exercise in whole or in part, such Option to the extent not theretofore exercised. Such exercise may occur without regard to periods and installments of exercisability specified under the terms of the agreement evidencing the Option, provided such Option has not at that time expired or otherwise been terminated or cancelled.

13. Duty to Furnish Information. Each Optionee must furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation under any applicable statute or regulation.

14. Corporate Records. Records of the Corporation and of any Affiliate regarding Optionee's period of employment, termination of employment and any reason therefor, leaves of absence, re-employment, and other matters will be conclusive for all purposes hereunder, unless determined by the Committee to be incorrect.

15. Compliance with Federal and State Securities Law. An Option may not be exercised in whole or in part unless (i) a registration statement under the Securities Act is filed and effective for shares subject to the Option, and exercise of the Option and issuance of shares thereunder are qualified under any applicable state securities or Blue Sky laws; or (ii) exercise of the Option and issuance of shares thereunder without Securities Act registration or state law qualification is otherwise permissible, and the Corporation receives an opinion of counsel acceptable to the Corporation to that effect. A certificate for shares issued upon exercise of an Option which have not been registered under the Securities Act or qualified under applicable state securities of Blue Sky laws must bear the following legends:

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE OR OTHER JURISDICTION. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED EXCEPT UPON DELIVERY TO THE ISSUER ("COMPANY") OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER OR THE SUBMISSION TO THE COMPANY OR SUCH OTHER EVIDENCE AS MAY BE SATISFACTORY TO THE COMPANY TO THE EFFECT THAT ANY SUCH TRANSFER SHALL NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE OR FOREIGN SECURITIES LAWS OR ANY RULE OR REGULATION PROMULGATED THEREUNDER.

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE AND THE SALE, ASSIGNMENT, TRANSFER, PLEDGE OR OTHER DISPOSITION THEREOF ARE SUBJECT TO ADDITIONAL RESTRICTIONS ON TRANSFER SET FORTH IN A SHAREHOLDERS AGREEMENT DATED AS OF OCTOBER 3, 1989 AMONG THE COMPANY AND ALL OF ITS SHAREHOLDERS AND ANY AMENDMENT THERETO. A COPY OF THE SHAREHOLDERS AGREEMENT AND ALL AMENDMENTS THERETO HAS BEEN PLACED ON FILE BY THE COMPANY AND MAY BE EXAMINED BY A SHAREHOLDER OF THE COMPANY AS PROVIDED BY ARTICLE 2.22.B OF THE TEXAS BUSINESS CORPORATION ACT.

16.  Amendment and Discontinuance.

          (a) Subject to the restrictions of (b) and (c) below, the Committee or the shareholders of the Corporation may amend, suspend, or discontinue the Plan at any time.

          (b) The Committee may not increase the total number of shares reserved for Options under Section 4. Neither the Committee nor the shareholders may allow an Option to be granted for a price less than the amount determined under Section 3(c) or 6(c), allow any Options to be granted which expire beyond the periods specified in Sections 3(c) and 6(d), or deprive an Optionee of any rights under an existing Option.

          (c) The Corporation's shareholders must approve any amendment which increases aggregate shares of Stock subject to the Plan.

17. Approval. Options may be granted at any time on or after the Effective Date. No Option may be exercised until the Plan is approved by shareholders of the Corporation holding a majority of shares present and voting at the next meeting of shareholders following the Effective Date. The Plan will cease, and all Options will be invalid, if such shareholder approval does not occur within 12 months of the Effective Date.

18. Option Agreement. Each Option must be evidenced by a written agreement, substantially in the form attached hereto as Exhibit A, signed by the Optionee and by an authorized officer of the Corporation. Terms of the agreement must conform to the Plan, state the Option price and specify the period for which the Option is granted. The agreement may contain such other terms consistent with the provisions of the Plan as the Committee or Board may deem appropriate.

19. Definitions and Operating Rules. As used in this Plan, the words and phrases below have the following meanings, and the following rules apply:

          (a) "Affiliate" means a Parent or Subsidiary.

          (b) "Board" means the Board of Directors of the Corporation.

          (c) "Code" means Internal Revenue Code of 1986, as amended.

          (d) "Committee" means the stock option committee appointed by the Board, consisting solely of not less than two Non-Employee Directors. The Board may fill vacancies on the Committee and from time to time may remove members from or add members to the Committee. The Committee will select one of its members as chairman and will hold meetings when and where it determines. A majority of Committee members will constitute a quorum for a Committee meeting. A majority vote of the Committee at which a quorum is present, or decisions reduced to writing and signed by a majority of the Committee membership, will be valid acts of the Committee. If a Committee is not appointed, or the Board in its discretion so chooses, the Board may act as the Committee and may exercise all powers and fulfill all duties of the Committee. No Board or Committee member will be liable for any action or decision made in good faith concerning the Plan or any Option.

          (e) "Corporation" means Norwood Promotional Products, Inc., a Texas corporation.

          (f)  "Disposition"  means this term has the same  meaning as stated in
     Section 425(c) of the Code.

          (g) "Disqualifying Disposition" means a Disposition of Stock within two (2) years after the Option for the Stock is granted or within one (1) year after the Stock is transferred to Optionee pursuant to his or her exercise of the Option.

          (h) "Effective Date" means the date specified in the opening paragraph of the Plan, as of which the Board has approved the Plan and the date on which it takes full force and effect.

          (i) "Employee" means any person employed by the Corporation or an Affiliate of the Corporation during a calendar year in which the Committee grants Options.

          (j) "Exchange Act" means the federal Securities Exchange Act of 1934, 48 Stat. 881, as amended.

          (k) "Incentive Stock Option" means any Option granted an Employee under this Plan to purchase Stock of the Corporation, which at the time granted qualifies as an incentive stock option within the meaning of
     Section 422 of the Code.

          (l) "Non-Employee Director" means a director who:

               (A) Is not currently an officer of the issuer or a parent or subsidiary of the issuer, or otherwise currently employed by the issuer or a parent or subsidiary of the issuer;

               (B) Does not receive compensation, either directly or indirectly, from the issuer or a parent or subsidiary of the issuer, for services rendered as a consultant or in any capacity other than as a director, except for an amount that does not exceed the dollar amount for which disclosure would be required pursuant to Rule 404(a) of Regulation S-K of the General Rules and Regulations of the Exchange Act ("Regulation S-K");

               (C) Does not possess an interest in any other transaction for which disclosure would be required pursuant to Rule 404(a) of Regulation S-K; and

               (D)  Is  not  engaged  in  a  business   relationship  for  which
               disclosure   would  be  required   pursuant  to  Rule  404(b)  of
               Regulation S-K.

          (m) "Option" means an Incentive Stock Option granted under this Plan.

          (n) "Optionee" means the holder of an unexpired Option that has not been exercised in full. This term includes the executor or administrator of the holder's estate, or any person who inherited all or part of the Option, and who may validly exercise the Option under Section 9(c) of the Plan.

          (o) "Parent" means any corporation that qualifies at the time of an Option grant as a parent in an unbroken chain of corporations ending with the Corporation, determined by using the definition of "parent corporation" contained in Section 425(e) of the Code or any substantially similar provision later enacted.

          (p) "Plan" means the Norwood Promotional Products, Inc. 1989 Incentive Stock Option Plan, as stated in this document and including any subsequent amendments approved by the Board or by the shareholders of the Corporation.

          (q) "Securities Act" means the federal Securities Act of 1933, 48 Stat. 74, as amended.


          (r) "Stock" means shares of common stock, no par value, issued by the Corporation or any other class of common stock of the Corporation hereafter issued in exchange or in substitution thereof that has dividend or voting rights no less favorable than the voting power and dividend rights of presently outstanding common stock of the Corporation, provided all shares reserved for sale under the Plan will be free of preemptive rights of shareholders of the Corporation.

          (s) "Subsidiary" means any corporation that qualifies at the time of an Option grant as a subsidiary in an unbroken chain of corporations beginning with the Corporation, determined by using the definition of "subsidiary corporation" contained in Section 425(f) of the Code or any substantially similar provision later enacted.

          (t) "Substantial Shareholder" means an Employee who owns more than 10% of the total combined voting power of all classes of stock of the Corporation and Affiliates.

                                    EXHIBIT A


                       NORWOOD PROMOTIONAL PRODUCTS, INC.

                        INCENTIVE STOCK OPTION AGREEMENT

                    OPTION NUMBER:__________________________

                    OPTION SHARES:__________________________

                    OPTION PRICE:___________________________

                    DATE OF GRANT:__________________________

                    OPTIONEE:_______________________________


     This Agreement is entered into as of __________________ 19___, between Norwood Promotional Products, Inc., a Texas corporation ("Corporation") and________________________ ("Optionee"). Capitalized words and phrases used in this Agreement have the same meanings as stated in Section 17 of the Norwood Promotional Products, Inc. Amended and Restated 1989 Incentive Stock Option Plan (the "Plan"), unless defined or required otherwise by the context in which used in this Agreement.

1. Grant of Option. The Corporation grants to Optionee, subject to the terms of the Plan and the terms of this Agreement, an Option to purchase from the Corporation all or part of a total of shares of Common Stock, no par value, of the Corporation ("Stock").

2.   Expiration  Date.  The Option  will  expire at 5:00 P.M. on the earlier of:
     (a)_____________________,  19____,  or (b) that date which is 45 days after the date on which Optionee ceases to be an Employee, except that (i) if Optionee ceases to be an Employee because of a disability within the meaning of Section 22(c)(3) of the Code, the outstanding portion of his or her Option may be exercised at any time within one year after the date of such termination to the extent Optionee's right to exercise has accrued under the terms of this Agreement, (ii) if Optionee ceases to be an Employee because of death, the executor or administrator of Optionee's estate, or any person who has acquired the Option by bequest or inheritance, may exercise the Option, within one year after such termination, to the extent Optionee's right to exercise has vested under the terms of this Agreement on or prior to the date Optionee's employment is terminated, and (iii) if Optionee is removed from his position as an Employee for dishonesty or other acts detrimental to the interests of the Corporation or an Affiliate, this Option will automatically be void and nonexercisable immediately upon the occurrence of such termination.

3. Purchase Price. The purchase price per share of Stock with respect to which the Option is exercised will be $_____________.

4.   Exercise of Option.

          (a) Subject to the other terms and provisions of this Agreement, this Option shall vest and become exercisable only on and after the dates set forth below as to the number of shares set forth opposite such dates below.

         Vesting Dates                           Number of Shares Vested
     ___________________________                 ________________________
     ___________________________                 ________________________
     ___________________________                 ________________________

          (b) During the term of this Option, notwithstanding paragraph (a) of this Section to the contrary, if substantially all of the assets of the Corporation are sold, if the Corporation is merged into another corporation, if the Corporation is dissolved or liquidated or if another corporation acquires 66-2/3 % or more of the total voting power of all classes of stock of the Corporation, this Option will terminate immediately upon the closing of any such transaction, and in such event all shares subject to this Option will be available for purchase by Optionee under the terms of this Agreement within a period beginning at least 30 days before the closing of such transaction occurs. The Corporation will give Optionee sufficient notice to allow an opportunity for the Option to be exercised under the provisions of this paragraph.

          (c) The portions of this Option that become exercisable in accordance with the terms hereof may be exercised in whole or in part by delivering a written notice to the Committee signed by the Optionee or, upon his or her death, by his or her successor in interest under the terms of Section 2 above. The notice must state an election to exercise the Option, must specify the whole number of shares for which the option is exercised, must state the date on which the shares will be purchased and if the person exercising the Option is not the Optionee, must be accompanied by satisfactory evidence of such person's right to exercise the Option.

5. Payment Upon Exercise. At the time of exercise, the purchase price of shares for which the Option is exercised must be paid to the Corporation in cash or in such other consideration as the Committee deems appropriate.

6. Nontransferability. This Option may not be transferred other than by will or by the laws of descent and distribution. During Optionee's lifetime, only Optionee or his guardian or legal representative may exercise the Option.

7. No Shareholder Rights. Optionee will not have any rights as a stockholder regarding any shares subject to this Option before the date on which the Corporation issues Optionee a certificate for such shares. This Option does not affect the recapitalization or otherwise change its capital or debt structure or to merge, consolidate, convey any or all of its assets, dissolve, liquidate windup or otherwise reorganize.

8. No Employment Rights. This Option does not confer upon Optionee any right to continued employment by the Corporation or an Affiliate, nor does it limit the right of the Corporation or an Affiliate to terminate Optionee's employment at any time.

9. Share Adjustment. The number of shares subject to this Option, and the purchase price per share, will, upon an affirmative determination of the Board, the Committee or the shareholders to such effect, be adjusted pursuant to Section 12 of the Plan to reflect a change in capitalization of the Corporations as described therein.

10. Duty to Furnish Information. Optionee must furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation with respect to the Plan or this Option under any applicable statute or regulation.

11. Compliance with Law and Regulations. This Option and the Corporation's obligation to sell and deliver shares hereunder are subject to all applicable Federal and State laws, rules and regulations and to such approvals by any government or regulatory agency as may be required. This Option may not be exercised if its exercise or the receipt of shares of Stock hereunder would be contrary to any applicable law or regulation.

12. Investment Representation. Optionee represents and warrants that Stock acquired upon any exercise of this Option will be acquired for Optionee's own account for investment purposes only and not with a view to, or for resale in connection with, any distribution or public offering of Stock within the meaning of the Securities Act or other applicable securities laws. If the Board so determines, any Stock certificates issued upon exercise of the Option will bear a legend to the effect that the shares have been so acquired. These restrictions on transfer of the Stock will be inoperative if the Corporation previously has been furnished with an opinion of counsel, satisfactory to the Corporation, to the effect that such transfer will not involve any violation of the Securities Act or other applicable securities laws, or that the Stock has been duly registered in compliance with the Securities Act and other applicable securities laws. If Stock subject to the Option is so registered under the Securities Act, Optionee agrees not to make a public offering of the Stock except on a national securities exchange on which the Stock is then registered and listed.

13. Indemnification. Optionee agrees to indemnify the Corporation and its officers, directors, employees or agents from any liability, penalty, interest, loss or damage to the Corporation or its officers, directors, employees or agents which may arise from the failure of the Corporation to withhold taxes under Sections 3201, 3301 or 3402 of the Code, or any successor provisions to such statutes, on any amount includible in Optionee's gross income for federal income tax purposes as a result of optionee's Disqualifying Disposition of any Stock acquired pursuant to exercise of the Option.

14. Optionee Bound by Plan and by Corporate Decisions. Optionee acknowledges receipt of a copy of the Plan and agrees to be bound by all the terms and provisions thereof. The terms of this Agreement and the Plan are binding upon all successors of Optionee.

15. Notices. Any notice to the Corporation must be addressed to it at its principal office, 615 Perez Street, San Antonio, Attention:_______________ , President. Any notice to Optionee must be addressed to him or her at the address shown beneath his or her signature below. Either party may later designate in writing to the other a different address.

          IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and Optionee has executed this Agreement, both as of the day and year first above written.

                                         NORWOOD PROMOTIONAL PRODUCTS, INC.



                                         By:_____________________________
                                            President

                                         OPTIONEE:

                                         ________________________________
                                         Name:___________________________
                                         Address:________________________

                                  Exhibit 10.5
              Incentive Stock Compensation Plan of the Registrant dated November 14, 1994, as amended and restated effective as of August 23, 1996

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

                              AMENDED AND RESTATED

                     1994 INCENTIVE STOCK COMPENSATION PLAN



1.   PURPOSE.

     This Incentive Stock Compensation Plan (the "Plan") is intended as an incentive to encourage stock ownership by certain officers and employees of Norwood Promotional Products, Inc. (the "Company"), or of its subsidiary corporations (the "Subsidiaries," as that term is defined in Section 425 of the Internal Revenue Code of 1986, as amended from time to time), so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the employ of the Company. The Plan is designed to meet this intent by offering performance-based stock and cash incentives and other equity based incentive awards, thereby providing a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company.

2.   DEFINITIONS.

     For purposes of this Plan, the following terms shall have the meanings set forth below:

     "Award" or "Awards" means an award or grant made to a Participant under Sections 7 through 10, inclusive, of the Plan.

     "Board" means the Board of Directors of the Company.

     "Code" means the Internal Revenue Code of 1986, as amended, together with the regulations promulgated thereunder.

     "Committee" means the Compensation Committee of the Board, or any committee of the Board performing similar functions, constituted as provided in Section 4 of the Plan.

     "Common Stock" means the Common Stock of the Company or any security of the Company issued in substitution, exchange or lieu thereof.

     "Company" means Norwood Promotional Products, Inc. or any successor corporation.

     "Deferred Compensation Stock Option" means any Stock Option granted pursuant to the provisions of Section 7 of the Plan that is specifically designated as such.

     "Disability" means permanent and total disability. An individual is permanently and totally disabled if he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended and in effect from time to time, or any successor statute.

     "Fair Market Value" means on any given date (i) the highest closing price of the Common Stock on any established national exchange or exchanges or the NASDAQ National Market System or, if no sale of Common Stock is made on such day, the next preceding day on which there was a sale of such stock, or (ii) if the Common Stock is quoted in the over-the-counter market reported by the NASDAQ, the mean between the closing bid and low asked quotations of the Common Stock for such date, or (iii) if the Common Stock is neither quoted on an exchange nor in the over-the-counter market, then the most recent price at which the Common Stock has been sold in relatively comparable amounts to an independent third party in an arms' length transaction for cash, or lacking such recent comparable sale, then fair market value shall be determined by the Committee, using a reasonable valuation method, as determined by the Committee.

     "Incentive Stock Option" means any Stock Option (as defined below) that is intended to be and is specifically designated as an "incentive stock option" within the meaning of Section 422 of the Code.

     "Non-Employee Director" means a director who:

     (A) Is not currently an officer of the issuer or a parent or subsidiary of the issuer, or otherwise currently employed by the issuer or a parent or subsidiary of the issuer;

     (B) Does not receive compensation, either directly or indirectly, from the issuer or a parent or subsidiary of the issuer, for services rendered as a consultant or in any capacity other than as a director, except for an amount that does not exceed the dollar amount for which disclosure would be required pursuant to Rule 404(a) of Regulation S-K of the General Rules and Regulations of the Exchange Act ("Regulation S-K");

     (C) Does not possess an interest in any other transaction for which disclosure would be required pursuant to Rule 404(a) of Regulation S-K; and

     (D) Is not engaged in a business relationship for which disclosure would be required pursuant to Rule 404(b) of Regulation S-K.

     "Nonqualified Stock Option" means any Stock Option granted pursuant to the provisions of Section of the Plan that is not an Incentive Stock Option.

     "Participant" means an employee of the Company or any Subsidiary or an individual who is performing services for either entity and who is granted an Award under the Plan.

     "Performance Bonus Award" means an Award of cash and/or shares of Common Stock granted pursuant to the provisions of Section 9 of the Plan.

     "Plan" means this Incentive Stock Compensation Plan, as set forth herein and as it may be hereafter amended.

     "Restricted  Award" means an Award  granted  pursuant to the  provisions of
Section 9 of the Plan.

     "Restricted Stock Grant" means an Award of shares of Common Stock granted pursuant to the provisions of Section 9 of the Plan.

     "Restricted Unit Grant" means an Award of units representing shares of Common Stock granted pursuant to the provisions of Section 9 of the Plan.

     "SEC" means the Securities and Exchange Commission.

     "Stock Appreciation Right" means an Award to benefit from the appreciation of Common Stock granted pursuant to the provisions of Section 8 of the Plan.

     "Stock Option" means an Award to purchase shares of Common Stock granted pursuant to the provisions of Section 7 of the Plan.

     "Subsidiary" means any corporation or entity in which the Company directly or indirectly controls 50% or more of the total voting power of all classes of its stock having voting power, whether existing at the date of institution of this Plan or subsequently.

     "Ten Percent Shareholder" means a person who owns (or is considered to own after taking into account the attribution of ownership rules of Section 425(d) of the Code) more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Subsidiary.

3.   APPROVAL OF AWARDS.

     Each Award must be approved in one of the following ways:

     (a) Board/Committee Approval. The entire Board or the Committee may vote in advance to approve such Award.

     (b) Shareholder Approval/Ratification. In compliance with the Exchange Act, a majority of the shareholders of the Company duly entitled to vote on such matters at meetings held in accordance with the laws of the State of Texas may, either in advance of the Award or no later than the next annual meeting of shareholders, affirmatively vote to approve such Award.

4.   ADMINISTRATION.

     (a) The Plan shall be administered by the Committee, as appointed from time to time by the Board. The Board may from time to time remove members from, or add members to, the Committee. The Committee shall be constituted so as to permit the Plan to comply with Rule 16b-3 promulgated by the SEC under the Exchange Act or any successor rule and shall be comprised solely of at least two members of the Board who are Non-Employee Directors.

     (b) A majority of the members of the Committee shall constitute a quorum for the transaction of business. Action approved in writing by a majority of the members of the Committee then serving shall be as effective as if the action had been taken by unanimous vote at a meeting duly called and held.

     (c) The Committee is authorized to construe and interpret the Plan, to promulgate, amend, and rescind rules and procedures relating to the implementation of the Plan, and to make all other determinations necessary or advisable for the administration of the Plan. Any determination, decision, or action of the Committee in connection with the construction, interpretation, administration, or application of the Plan shall be binding upon all Participants and any person validly claiming under or through any Participant.

     (d) The Committee may designate persons other than members of the Committee to carry out its responsibilities under such conditions and limitations as it may prescribe, except that the Committee may not delegate its authority with regard to selection for participation of, and the granting of Awards to, persons subject to Sections 16(a) and 16(b) of the Exchange Act or who are eligible to receive Awards under this Plan.

     (e) The Committee is expressly authorized to make modifications to the Plan as necessary to effectuate the intent of the Plan as a result of any changes in the tax, accounting, or securities laws treatment of Participants and the Plan, subject to those restrictions that are set forth in Sections 3 and 15 of the Plan.

     (f) The Company shall effect the granting of Awards under the Plan, in accordance with the determinations made by the Committee and approved in accordance with Section 3 of the Plan, by execution of instruments in writing in such form as approved by the Committee.

5.   ELIGIBILITY.

     Persons eligible for Awards under the Plan shall consist of employees (including officers, whether or not they are directors) of the Company or its Subsidiaries who from time to time shall be designated by the Committee. Any person who shall be eligible for Awards under this Plan shall not be eligible to participate in the Company's Non-Employee Director Stock Purchase Plan.

6.   DURATION OF AND COMMON STOCK SUBJECT TO PLAN.

     (a) Term. The Plan shall terminate on November 14, 2004 except with respect to Awards then outstanding.

     (b) Shares of Common Stock Subject to Plan. The maximum number of shares of Common Stock in respect of which Awards may be granted under the Plan (the "Plan Maximum") shall be 190,000 subject to adjustment as provided in Section 13 below. Common Stock issued under the Plan may be either authorized and unissued shares or issued shares which have been reacquired by the Company. The following terms and conditions shall apply to Common Stock subject to the Plan:

          (i) In no event shall more than the Plan Maximum be cumulatively available for Awards under the Plan;

          (ii) For the purpose of computing the total number of shares of Common Stock available for Awards under the Plan, there shall be counted against the foregoing limitations (A) the number of shares of Common Stock subject to issuance upon exercise or settlement of Awards (regardless of vesting), and (B) the number of shares of Common Stock which equal the value of Restricted Unit Grants or Stock Appreciation Rights determined at the dates on which such Awards are granted;

          (iii)If any Awards are forfeited, terminated, expire unexercised, settled in cash in lieu of stock or exchanged for other Awards, the shares of Common Stock which were previously subject to the Awards shall again be available for Awards under the Plan to the extent of such forfeiture or expiration of the Awards; and

          (iv) Any shares of Common Stock which are used as full or partial payment to the Company by a Participant of the purchase price of shares of Common Stock upon exercise of a Stock Option shall again be available for Awards under the Plan.

7.   STOCK OPTIONS.

     Stock Options granted under the Plan may be in the form of Incentive Stock Options, Non-Qualified Stock Options or Deferred Compensation Stock Options (collectively, the "Stock Options"). Stock Options shall be subject to the following terms and conditions, and each Stock Option shall contain such additional terms and conditions, not inconsistent with the express provisions of the Plan, as the Committee shall deem desirable, subject to Section 3 hereof:

     (a) Grant. Stock Options shall be granted separately. In no event will Stock Options or Awards be issued in tandem whereby the exercise of one affects the right to exercise the other.

     (b) Stock Option Price. The exercise price per share of Common Stock purchasable under a Stock Option shall be determined by the Committee at the time of grant. However, in no event shall the exercise price of an Incentive Stock Option be less than one hundred percent (100%) of the Fair Market Value of the Common Stock on the date of the grant of the Stock Option. In the case of a Ten Percent Shareholder, the exercise price of an Incentive Stock Option shall be not less than one hundred ten percent (110%) of the Fair Market Value of the Common Stock on the date of the grant.

     (c) Option Term. The term of each Stock Option, other than an Incentive Stock Option, shall be fixed by the Committee. The term of Incentive Stock Options shall not exceed ten years after the date the Incentive Stock Option is granted, and the term of any Incentive Stock Options granted to Ten Percent Shareholders shall not exceed five years after the date of the grant.

     (d)  Exercisability.

          (i) Incentive Stock Options and Nonqualified Stock Options shall be exercisable in installments as provided in the following sentence, and shall be subject to such other terms and conditions as the Committee shall determine at the date of grant; provided, however, that except as provided in Sections 11(a), 11(b), 11(c) and 14, no Incentive Stock Option or Nonqualified Stock Option shall vest and be exercisable prior to the first anniversary date of the date of grant (hereinafter, "Anniversary Date"). Incentive Stock Options and Nonqualified Stock Options may be exercised, at the discretion of the Committee, except as otherwise provided in Sections 11(a), 11(b), 11(c) and 14; provided, that each option shall become exercisable in three equal annual installments beginning on the third anniversary of the date of the grant of the option unless the Committee provides otherwise.

          (ii) Reload  Options  shall  become  exercisable  in  accordance  with
               Section 7(h)(iii) hereof. Deferred Compensation Stock Options shall become exercisable in accordance with the terms of the grant thereof as established by the Committee.

     (e) Method of Exercise. Subject to applicable exercise restrictions set forth in Section 7(d) above, a Stock Option may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. The notice shall be accompanied by payment in full of the purchase price. The purchase price may be paid by any of the following methods, subject to the restrictions set forth in Section 7(f) hereof:

          (i) in cash, by certified or cashier's check, by money order or by personal check (if approved by the Committee) of an amount equal to the aggregate purchase price of the shares of Common Stock to which such exercise relates;

          (ii) if acceptable to the Committee, by delivery of shares of Common Stock already owned by the Participant, which shares, including any cash tendered therewith, have an aggregate Fair Market Value (determined as of the date preceding the Company's receipt of exercise notice) equal to the aggregate purchase price of the shares of Common Stock to which such exercise relates; or

          (iii)if acceptable to the Committee, by delivery to the Company of an exercise notice that requests the Company to issue to the Participant the full number of shares of Common Stock as to which the Stock Option is then exercisable, less the number of shares of Common Stock that have an aggregate Fair Market Value (determined as of the date preceding the Company's receipt of the exercise notice) equal to the aggregate purchase price of the shares of Common Stock to which such exercise relates.

     (f) Restrictions on Method of Exercise. Notwithstanding the foregoing payment provisions, the Committee, in granting Stock Options pursuant to the Plan, may limit the methods by which a Stock Option may be exercised by any person and, in processing any purported exercise of a Stock Option granted pursuant to the Plan, may refuse to recognize the method of exercise selected by the Participant (other than the method of exercise set forth in Section 7(e)(i)), if, in the opinion of counsel to the Company, (i) the Participant is, or within the six months preceding such exercise was, subject to reporting under Section 16(a) of the Exchange Act, and (ii) there is a substantial likelihood that the method of exercise selected by the Participant would subject the Participant to substantial risk of liability under Section 16 of the Exchange Act. Furthermore, no Incentive Stock Option may be exercised in accordance with the methods of exercise set forth in subsections 7(e)(ii) and 7(e)(iii) above unless, in the opinion of counsel to the Company, such exercise would not have a material adverse effect upon the incentive stock option tax treatment of any outstanding Incentive Stock Options or Incentive Stock Options that thereafter may be granted pursuant to the Plan.

     (g) Tax Withholding. In addition to the alternative methods of exercise set forth in Section 7(e), holders of Nonqualified Stock Options, subject to the discretion of the Committee, may be entitled to elect at or prior to the time the exercise notice is delivered to the Company, to have the Company withhold from the shares of Common Stock to be delivered upon exercise of the Nonqualified Stock Option the number of shares of Common Stock (determined based on the Fair Market Value as of the date preceding the Company's receipt of the exercise notice) that is necessary to satisfy any withholding taxes attributable to the exercise of the Nonqualified Stock Option; provided, however, that the amount of the Fair Market Value of the shares so withheld does not exceed the tax on such exercise at the maximum marginal tax rate. If withholding is made in shares of the Common Stock pursuant to the method set forth above, the Committee, in its sole discretion, may grant "Reload Option(s)" (as defined in
          Section 7(h) below) on the terms specified in Section 7(h) below for the shares so withheld. Notwithstanding the foregoing provisions, a holder of a Nonqualified Stock Option may not elect to satisfy his or her withholding tax obligation in respect of any exercise as contemplated above if, in the opinion of counsel to the Company,
          (i) the holder of the Nonqualified Stock Option is, or within the six months preceding such exercise was, subject to reporting under Section 16(a) of the Exchange Act, (ii) there is a substantial likelihood that the election or timing of the election would subject the holder to a substantial risk of liability under Section 16 of the Exchange Act, or
          (iii) such withholding would have an adverse tax or accounting effect to the Company.

     (h) Grant of Reload Options. Whenever the Participant holding any Incentive Stock Option or Nonqualified Stock Option (the "Original Option") outstanding under this Plan (including any "Reload Options" granted under the provisions of this Section 7(h)) exercises the Original Option and makes payment of the option price by tendering shares of the Common Stock previously held by him or her pursuant to
          Section 7(e)(ii) hereof, including shares withheld pursuant to Section 7(g) above, then the Committee may, in its sole discretion, grant a new option (the "Reload Option") for additional shares of Common Stock in an amount to be determined in its sole discretion of up to 100% of the number of shares tendered by the Participant in payment of the option price for the Original Option being exercised, including those shares withheld pursuant to Section 7(g) above. All such Reload
          Options granted hereunder shall be on the following terms and conditions:

          (i) The Reload Option price per share shall be an amount equal to the then current Fair Market Value per share of the Common Stock, determined as of the date of the Company's receipt of the exercise notice for the Original Option;

          (ii) The option exercise period shall expire, and the Reload Option shall no longer be exercisable, on the expiration of the option period of the Original Option or two years from the date of the grant of the Reload Option, whichever is later;

          (iii)Any Reload Option granted under this Section 7(h) shall vest and first become exercisable one year following the date of exercise of the Original Option; and

          (iv) All other terms of Reload Options granted hereunder shall be identical to the terms and conditions of the Original Option, the exercise of which gives rise to the grant of the Reload Option.

Even if the shares of Common Stock which are issued upon exercise of the Original Option are sold within one year following the exercise of the Original Option such that the sale constitutes a disqualifying disposition for Incentive Stock Option treatment under the Code, no provision of this Plan shall be construed as prohibiting such a sale.

          (i) Special Rule for Incentive Stock Options. With respect to Incentive Stock Options granted under the Plan, the aggregate Fair Market Value (determined as of the date Incentive Stock Options are granted) of the number of shares with respect to which Incentive Stock Options are exercisable for the first time by a Participant during any calendar year shall not exceed $100,000 or such other limits as may be required by the Code.

          (j) Deferred Compensation Stock Options. Deferred Compensation Stock Options are intended to provide a means by which compensation payments can be deferred to future dates. The number of shares of Common Stock subject to a Deferred Compensation Stock Option shall be determined by the Committee, in its sole discretion, in accordance with the following formula:

          Amount of Compensation to be Deferred   =    Number of
          -------------------------------------
          Fair Market Value - Stock Option Price       Shares

Amounts of compensation deferred may include amounts earned under Awards granted under the Plan or under any other compensation plan, program, or arrangement of the Company as permitted by the Committee. Deferred Compensation Stock Options will be granted only if the Committee has reasonably determined, for purposes of the Code, that a recipient of such an option will not be deemed at the date of grant to be in receipt of the amount of income being deferred.

     (k) Incentive Stock Options. Notwithstanding anything in the Plan to the contrary, no term of this Plan relating to Incentive Stock Options shall be interpreted, amended, or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under Section 422 of the Code or, without the consent of the Participant(s) affected, to disqualify any Incentive Stock Option under such Section 422 of the Code. To the extent permitted under
          Section 422 of the Code or applicable regulations thereunder or any applicable Internal Revenue Service pronouncements:

          (i) if a Participant's employment is terminated by reason of death or Disability and the portion of any Incentive Stock Option that becomes exercisable during the post-termination period specified in Section 10(a) or 10(b) exceeds the $100,000 limitation contained in Section 422(d) of the Code set forth in Section 7(i) above, such excess shall be treated as a Nonqualified Stock Option; and

          (ii) if the exercise of an Incentive Stock Option is accelerated by reason of a Change in Control (as defined in Section 14 below), any portion of such Option that exceeds the $100,000 limitation set forth in Section 7(i) above shall be treated as a Nonqualified Stock Option.

8.   STOCK APPRECIATION RIGHTS.

     The grant of Stock Appreciation Rights under the Plan shall be subject to the following terms and conditions, and shall contain such additional terms and conditions, not inconsistent with the express terms of the Plan, as the Committee shall deem desirable:

     (a) Stock Appreciation Rights. A Stock Appreciation Right is an Award entitling a Participant to receive an amount equal to (or if the Committee shall determine at the time of grant, less than) the excess of the Fair Market Value of a share of Common Stock on the date of exercise over the Fair Market Value of a share of Common Stock on the date of grant of the Stock Appreciation Right, or such other price as may be set by the Committee, multiplied by the number of shares of Common Stock with respect to which the Stock Appreciation Right shall have been exercised.

     (b) Grant. A Stock Appreciation Right shall be granted separately. In no event will Stock Appreciation Rights and other Awards be issued in tandem whereby the exercise of one such Award affects the right to exercise the other.

     (c) Exercise. A Stock Appreciation Right may be exercised by a Participant in accordance with procedures established by the Committee, except that in no event shall a Stock Appreciation Right be exercisable prior to the first Anniversary Date of the date of grant. The Committee shall establish procedures to provide that, with respect to any Participant subject to Section 16(b) of the Exchange Act who would receive cash in whole or in part upon exercise of the Stock Appreciation Right, such exercise may only occur during an exercise period beginning on the third business day following the Company's public release of quarterly or annual summary statements of sales and earnings and ending on the 15th business day following such public release ("Window Period"). To the extent it is not inconsistent with the preceding sentence, the Committee, in its discretion, may provide that a Stock Appreciation Right shall be automatically exercised on one or more specified dates, or that a Stock Appreciation Right may be exercised during only limited time periods.

     (d) Form of Payment. Payment to the Participant upon exercise of a Stock Appreciation Right may be made (i) in cash, by certified or cashier's check or by money order, (ii) in shares of Common Stock, (iii) in the form of a Deferred Compensation Stock Option, or (iv) any combination of the above, as the Committee shall determine. The Committee may elect to make this determination either at the time the Stock Appreciation Right is granted, or with respect to payments contemplated in clauses (i) and (ii) above, at the time of the exercise.

9.   RESTRICTED AWARDS.

     Restricted Awards granted under the Plan may be in the form of either Restricted Stock Grants or Restricted Unit Grants. Restricted Awards shall be subject to the following terms and conditions, and may contain such additional terms and conditions, not inconsistent with the express provisions of the Plan, as the Committee shall deem desirable:

     (a) Restricted Stock Grants. A Restricted Stock Grant is an Award of shares of Common Stock transferred to a Participant subject to such terms and conditions as the Committee deems appropriate, as set forth in Section 9(d) below. Further, as a condition to the grant of Restricted Stock to any Participant who, at the date of grant has not been employed by the Company and has not performed services for the Company, the Committee shall require such Participant to pay at least an amount equal to the par value of the shares of Common Stock subject to the Restricted Stock Grant within 30 days of the date of the grant, and failure to pay such amount shall result in an automatic termination of the Restricted Stock Grant.

     (b) Restricted Unit Grants. A Restricted Unit Grant is an Award of units granted to a Participant subject to such terms and conditions as the Committee deems appropriate, including, without limitation, the requirement that the Participant forfeit such units upon termination of employment for specified reasons within a specified period of time, and restrictions on the sale, assignment, transfer or other disposition of the units. Based on the discretion of the Committee at the time a Restricted Unit Grant is awarded to a Participant, a unit will have a value (i) equivalent to one share of Common Stock, or
          (ii) equivalent to the excess of the Fair Market Value of a share of Common Stock on the date the restriction lapses over the Fair Market Value of a share of Common Stock on the date of the grant of the Restricted Unit Grant (or over such other value as the Committee determines at the time of the grant).

     (c) Grant of Awards. Restricted Awards shall be granted separately under the Plan in such form and on such terms and conditions as the Committee may from time to time approve. Restricted Awards, however, may not be granted in tandem with other Awards whereby the exercise of one such Award affects the right to exercise the other. Subject to the terms of the Plan, the Committee shall determine the number of Restricted Awards to be granted to a Participant and the Committee may impose different terms and conditions on any particular Restricted Award made to any Participant. Each Participant receiving a Restricted Stock Grant shall be issued a stock certificate in respect of the shares of Common Stock. The certificate shall be registered in the name of the Participant, shall be accompanied by a stock power duly executed by the Participant, and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to the Award. The certificate evidencing the shares shall be held in custody by the Company until the restrictions imposed thereon shall have lapsed or been removed.

     (d) Restriction Period. Restricted Awards shall provide that in order for a Participant to vest in the Awards, the Participant must continuously provide services for the Company or its Subsidiaries, subject to relief for specified reasons, for a period of not less than one year commencing on the date of the Award and ending on such later date or dates as the Committee may designate at the time of the Award
          ("Restriction Period"). During the Restriction Period, a Participant may not sell, assign, transfer, pledge, encumber, or otherwise dispose of shares of Common Stock received under a Restricted Stock Grant. The Committee, in its sole discretion, may provide for the lapse of restrictions in installments during the Restriction Period. Upon expiration of the applicable Restriction Period (or lapse of restrictions during the Restriction Period where the restrictions lapse in installments), the Participant shall be entitled to receive his or her Restricted Award or the applicable portion thereof, as the case may be. Upon termination of a Participant's employment with the Company or any Subsidiary for any reason during the Restriction Period, all or a portion of the shares or units, as applicable, that are still subject to a restriction may vest or be forfeited, in accordance with the terms and conditions established by the Committee at or after grant.

     (e) Payment of Awards. A Participant shall be entitled to receive payment for a Restricted Unit Grant (or portion thereof) in an amount equal to the aggregate Fair Market Value of the units covered by the Award upon the expiration of the applicable Restriction Period. Payment in settlement of a Restricted Unit Grant shall be made as soon as practicable following the conclusion of the respective Restriction Period (i) in cash, by certified or cashier's check or by money order,
          (ii) in shares of Common Stock equal to the number of units granted under the Restricted Unit Grant with respect to which such payment is made, (iii) in the form of a Deferred Compensation Stock Option, or
          (iv) in any combination of the above, as the Committee shall determine, subject, however, to any applicable Window Period requirement imposed by the Committee with respect to Restricted Unit Grants settled in whole or in part in cash. The Committee may elect to make this determination either at the time the Award is granted, or with respect to payments contemplated in clause (i) and (ii) above, at the time the Award is settled.

     (f) Rights as a Shareholder. A Participant shall have, with respect to the shares of Common Stock received under a Restricted Stock Grant, all of the rights of a shareholder of the Company, including the right to vote the shares, and the right to receive any cash dividends. Stock dividends issued with respect to the shares covered by a Restricted Stock Grant shall be treated as additional shares under the Restricted Stock Grant and shall be subject to the same restrictions and other terms and conditions that apply to shares under the Restricted Stock Grant with respect to which the dividends are issued.

10.  PERFORMANCE BONUS AWARDS.

     Performance Bonus Awards granted under the Plan may be in the form of cash or shares of Common Stock, or a combination thereof. Performance Bonus Awards shall contain such terms and conditions, not inconsistent with the express provisions of the Plan, as the Committee shall deem desirable. Performance Bonus Awards may be granted under the Plan in such form as the Committee may from time to time approve. Subject to the terms of the Plan, the Committee shall determine the Performance Bonus Awards to be granted to a Participant for any given calendar year, and the Committee may impose different terms and conditions on any particular Performance Bonus Award made to any Participant including, but not limited to, restrictions on the sale, assignment and transfer of Common Stock covered by a Performance Bonus Award.

11.  TERMINATION OF EMPLOYMENT.

     The terms and conditions under which an Award may be exercised after a Participant's termination of employment shall be determined by the Committee, except as otherwise provided herein. The conditions under which such post-termination exercises shall be permitted with respect to Incentive Stock Options shall be determined in accordance with the provisions of Section 422 of the Code and as otherwise provided in Section 7 above.

     (a) Termination by Death. Subject to Section 7(k), if a Participant's employment by the Company or any Subsidiary terminates by reason of the Participant's death or if the Participant's death occurs within three months after the termination of his or her employment, any Award held by such Participant may thereafter be exercised, to the extent such Award otherwise was then exercisable by the Participant, by the legal representative of the Participant's estate or by any person who acquired the Award by will or the laws of descent and distribution, for a period of one year from the Participant's termination of employment (as contemplated in this Section 11(a)) or until the expiration of the stated term of the Award, whichever period is the shorter. Any right of exercise under a nonvested Award held by a Participant at the time of his or her death is extinguished and terminated.

     (b) Termination by Reason of Disability. Subject to Section 7(k), if a Participant's employment by the Company or Subsidiary terminates by reason of Disability, any Award held by such Participant may thereafter be exercised by the Participant, to the extent such Award otherwise was then exercisable by the Participant, for a period of one year from the date of such termination of employment or until the expiration of the stated term of such Award, whichever period is the shorter; provided, however, that if the Participant dies within such one-year period, any unexercised Award held by such Participant shall thereafter be exercisable to the extent to which it was exercisable at the time of such death or until the expiration of the stated term of such Award, whichever period is shorter. Any right of exercise under a nonvested Award held by the Participant at the time of his or her termination by reason of Disability is terminated and extinguished.

     (c) Other Termination. Subject to Section 7(k), if a Participant's employment by the Company or any Subsidiary is terminated for any reason, any Award held by the Participant at the time of his or her termination shall be exercisable, to the extent otherwise then exercisable, for the lesser of three months from the date of such termination or the balance of the term of the Award, and any right of exercise under any nonvested Award held by a Participant at the time of his or her termination is terminated and extinguished; provided, however, that upon termination of employment, if the Participant continues to serve, or commences serving, as a director of the Company, then in such event any Awards may continue to be held by the Participant under the original terms thereof, with any Incentive Stock Options held by such Participant to henceforth be treated as Nonqualified Stock Options.

12.  NON-TRANSFERABILITY OF AWARDS.

     No Award under the Plan, and no rights or interest therein, shall be assignable or transferable by a Participant except by will or the laws of descent and distribution, after which assignment Section 11(a) hereof shall apply to  exercise  of the  Award by the  assignee.  During  the  lifetime  of a
Participant,  Awards are  exercisable  only by, and  payments in  settlement  of
Awards will be payable only to, the Participant or his or her legal representative.

13.  ADJUSTMENTS UPON CHANGES IN CAPITALIZATION, ETC.

     (a) The existence of the Plan and the Awards granted hereunder shall not affect or restrict in any way the right or power of the Board or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Company's Common Stock or the rights thereof, the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding.

     (b)  In the event of any  change in  capitalization  affecting  the  Common
          Stock of the Company, such as a stock dividend, stock split, recapitalization, merger, consolidation, split-up, combination, exchange of shares, other form of reorganization, or any other change affecting the Common Stock, the Board, in its discretion, may make proportionate adjustments it deems appropriate to reflect such change with respect to (i) the maximum number of shares of Common Stock which may be sold or awarded to any Participant, (ii) the number of shares of Common Stock covered by each outstanding Award, and (iii) the price per share in respect of the outstanding Awards. Notwithstanding the foregoing, the Board may only increase the aggregate number of shares of Common Stock for which Awards may be granted under the Plan solely to reflect the change, if any, of the capitalization of the Company or a Subsidiary.

     (c) The Committee may also make such adjustments in the number of shares covered by, and the price or other value of any outstanding Awards in the event of a spin-off or other distribution (other than normal cash dividends) of Company assets to shareholders.

14.  CHANGE OF CONTROL.

     (a) In the event of a Change of Control (as defined in Paragraph (b) below) of the Company, and except as the Board may expressly provide otherwise in resolutions adopted prior to the Change of Control:

          (i) all Stock Options or Stock Appreciation Rights then outstanding shall become fully exercisable as of the date of the Change of Control; and

          (ii) all restrictions and conditions of all Restricted Stock Grants and Restricted Unit Grants then outstanding shall be deemed satisfied as of the date of the Change of Control;

subject to the limitation that any Award which has been outstanding less than one year on the date of the Change of Control shall not be afforded such treatment.

     (b) A "Change of Control" shall be deemed to have occurred upon the occurrence of any one (or more) of the following events, other than a transaction with another person controlled by the Company or its officers or directors, or a benefit plan or trust established by the Company for its employees:

          (i) Any person, including a group as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of shares of the Company with respect to which 40% or more of the total number of votes for the election of the Board may be cast;

          (ii) As a result of, or in connection with, any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the above, persons who were directors of the Company immediately prior to such event shall cease to constitute a majority of the Board;

          (iii)The stockholders of the Company shall approve an agreement providing either for a transaction in which the Company will cease to be an independent publicly owned corporation or for a sale or other disposition of all or substantially all the assets of the Company; or

          (iv) A tender offer or exchange offer is made for shares of the Company's Common Stock (other than one made by the Company), and 40% of the Company's outstanding shares of Common Stock is acquired thereunder ("Offer"). However, the acceleration of the exercisability of outstanding Awards upon the occurrence of an Offer shall be within the discretion of the Board.

15.  AMENDMENT AND TERMINATION.

     (a) Amendments Without Shareholder Approval. Except as set forth in Sections 15(b) and 15(c) below, the Board may, without further approval of the shareholders, at any time amend, alter, discontinue or terminate this Plan, in such respects as the Board may deem advisable.

     (b)  Amendments  Requiring  Shareholder  Approval.  Except  as set forth in
          Section 15(c) below, to comply with the restrictions set forth in Rule 16b-3 promulgated under the Exchange Act, as amended and in effect from time to time (or any successor rule) and to comply with the Code and accompanying regulations, but subject to changes in law or other legal requirements (including any change in the provisions of Rule 16b-3 and the Code and accompanying Regulations that would permit otherwise), the Board must obtain approval of the shareholders to make any amendment that would increase the aggregate number of shares of Common Stock that may be issued under the Plan (except for adjustments pursuant to Section 13 of the Plan).

     (c) Prohibited Amendments. Notwithstanding Sections 15(a) and 15(b), under no circumstances may the Board or Committee (i) amend, alter, discontinue or terminate the requirements set forth in Sections 7(b), 7(c), 7(i) and 7(k) with respect to Incentive Stock Options unless
          (a) such modifications are made to comply with changes in the tax laws, or (b) the Plan is completely terminated, or (ii) make any amendment, alteration or modification to the Plan that would impair the vested rights of a Participant under any Award theretofore granted under this Plan.

16.  MISCELLANEOUS MATTERS.

     (a) Tax Withholding. In addition to the authority set forth in Section 7(g) above, the Company shall have the right to deduct from a Participant's wages or from any settlement, including the delivery of shares, made under the Plan any federal, state, or local taxes of any kind required by law to be withheld with respect to such payments, or to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.

     (b) No Right to Employment. Neither the adoption of the Plan nor the granting of any Award shall confer upon any Participant any right to continue employment with the Company or any Subsidiary, as the case may be, nor shall it interfere in any way with the right of the Company or a Subsidiary to terminate the employment of any Participant at any time, with or without cause.

     (c) Annulment of Awards. The grant of any Award under the Plan payable in cash is provisional until cash is paid in settlement thereof. The grant of any Award payable in Common Stock is provisional until the Participant becomes entitled to the certificate in settlement thereof. In the event the employment of a Participant is terminated for cause (as defined below), any Award which is provisional shall be annulled as of the date of such termination for cause. For the purpose of this
          Section 16(c), the term "terminated for cause" means any discharge for violation of the policies and procedures of the Company or a Subsidiary or for other job performance or conduct which is detrimental to the best interests of the Company or a Subsidiary.

     (d) Securities Law Restrictions. No shares of Common Stock shall be issued under the Plan unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable Federal and state securities laws. Certificates for shares of Common Stock delivered under the Plan may be subject to such stock-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed, and any applicable Federal or state securities law. The Committee may cause a legend or legends to be put on any such certificates to refer to those restrictions.

     (e) Award Agreement. Each Participant receiving an Award under the Plan shall enter into an agreement with the Company in a form specified by the Committee agreeing to the terms and conditions of the Award and such related matters as the Committee, in its sole discretion, shall determine.

     (f) Costs of Plan. The costs and expenses of administering the Plan shall be borne by the Company.

     (g) Governing Law. The Plan and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware.

     (h) Effective Date. The Plan shall be effective if, and when, approved in accordance with Section 3 hereof, subject to the provisions of Section 6(c) hereof.

                        INCENTIVE STOCK OPTION AGREEMENT
                       Norwood Promotional Products, Inc.
           Amended and Restated 1994 Incentive Stock Compensation Plan

                                     [Date]


     Grant of Options. Norwood Promotional Products, Inc., a Texas corporation (the "Company") hereby grants to _________ (the "Optionee") incentive stock options for a total of _____ shares of the Company's common stock, no par value (the "Options"), exercisable at the price and upon the terms and conditions set forth below, and subject to any adjustments made pursuant to Section 13 of the Amended and Restated 1994 Incentive Stock Compensation Plan of the Company (the "Plan"). A copy of the Plan is attached hereto as Exhibit A and is incorporated herein by reference. In the event of any conflict between this instrument and the Plan, the Plan shall control.

     Approval of Counsel Required for Issuance of Common Stock. No shares of Common Stock shall be issued pursuant to the exercise of the Options unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal and state securities laws.

     Options Subject to Plan. The Options are granted as Incentive Stock Options (subject to the $100,000 per calendar year limitations contained in Section 7(i) of the Plan, as such limit may be changed by the Code) pursuant to the Plan, and are in all respects subject to the terms, provisions, conditions and restrictions of the Plan.

     Defined Terms. Except as otherwise defined herein, capitalized terms used in this instrument shall have the meanings ascribed to such terms in the Plan.

     Date of Grant. The Options are granted as of the date above.

     Exercise Price. Each Option shall have an exercise price for the related share of Common Stock of $11.38, which is not less than the Fair Market Value of each share of Common Stock calculated as of the date of grant in accordance with
Section 2(j) of the Plan, or, if the Optionee is a Ten Percent Shareholder, is not less than 110% of such Fair Market Value. The exercise price is subject to adjustment pursuant to Section 13 of the Plan.

     Vesting of Options. The Options shall be exercisable in installments in accordance with the following table, except as otherwise provided in the Plan:

       Date First Exercisable                      Number of Options

         [First anniversary]
         [Second anniversary]
         [Third anniversary]

                                     Total:

     Option Period. Each Option may be exercised at any time between the date at which it becomes exercisable and ten years from the Date of Grant, or five years from the Date of Grant if Optionee is a Ten Percent Shareholder, inclusive of such dates, except that in the event of the Optionee's death, or his or her Disability (as defined under Section 2 of the Plan), or if the Optionee's employment by the Company is terminated for any reason, or if there is a Change in Control of the Company, then the provisions of Sections 11(a), 11(b), 11(c) and 14 of the Plan, respectively, shall govern the option period.

     Method of Exercise. The Options are exercisable in accordance with the procedures, but subject to all conditions and restrictions, set forth in the Plan.

     Limitation on Exercise. The aggregate Fair Market Value (determined as of the date first set forth above) of the number of shares of Common Stock with respect to which Options are exercisable for the first time by the Optionee during any calendar year as "Incentive Stock Options" under Section 422 of the Code shall not exceed $100,000, or such other limit as may be required by the Code.

     Transferability. The Options are not assignable or transferable except by will or the laws of descent or distribution.

                                  NORWOOD PROMOTIONAL PRODUCTS, INC.



                                  By:___________________________________
                                     Robert P. Whitesell, President

     The Optionee acknowledges receipt of a copy of the Plan, represents that he or she is familiar with the terms and provisions thereof, and hereby accepts the Options evidenced hereby subject to all the terms, provisions, conditions and restrictions of the Plan.

                                             ______________________________
                                             Name:

                                EXHIBIT 10.24 (b)
                            CONDITIONAL AMENDMENT TO
                      AMENDED AND RESTATED CREDIT AGREEMENT

                              CONDITIONAL AMENDMENT
                                       TO
                      AMENDED AND RESTATED CREDIT AGREEMENT


     This Conditional Amendment to Amended and Restated Credit Agreement (this "Amendment") is entered into as of October 17, 1995, among (a) NORWOOD PROMOTIONAL PRODUCTS, INC., a Texas corporation ("Norwood"), (b) THE FROST NATIONAL BANK, individually, as the Issuing Bank and as the Agent, and (c) the other financial institutions that are a party to the Amended and Restated Credit Agreement described below (each a "Bank" and collectively the "Banks").

                                    Recitals

     A. Norwood, the Agent, the Issuing Bank and the other Banks have heretofore entered into the Amended and Restated Credit Agreement dated as of July 26, 1995 (as amended, modified, restated and supplemented from time to time, the "Credit Agreement").

     B. Norwood is in the process of effecting a public offering of its common stock to raise in excess of $28 million in estimated net offering proceeds, all of which proceeds will be used to repay immediately certain outstanding Loans (as defined in the Credit Agreement), including $11.5 million of $21.5 in outstanding Term Loans (as defined in the Credit Agreement).

     C. After giving effect to such offering and the repayment of outstanding Loans as provided above, Norwood desires to have the ability to reborrow up to $11.5 in Terms Loans during a limited availability period and subject to the satisfaction of certain conditions precedent.

     D. Without this Amendment, the provisions of the Credit Agreement would require that Norwood use the above described net offering proceeds to repay all outstanding Term Loans and Norwood would not be permitted to reborrow any Term Loans.

     E.   The parties  desire to enter into this  Amendment  to reflect  certain
          conditional   amendments  to  the  Credit  Agreement  to  address  the
          foregoing and related issues as hereinafter set forth.

                                   Agreements

     In consideration of the foregoing premises, the mutual agreements contained herein and other good and valuable consideration and reasonably equivalent value, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Definitions. Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the respective meanings set forth in the Credit Agreement.

     2. Conditions Precedent. The amendments set forth in Sections 3 and 9 below (the "Amendments) shall be effective if, and only if, all of the following conditions precedent are satisfied on or before December 31, 1995:

          (a) Norwood shall complete the public offering of its common stock substantially in accordance with the terms set forth in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on or about October 17, 1995; and

          (b) Norwood shall receive at least $20 million in cash net offering proceeds from such offering; and

          (c) Norwood and each of its Subsidiaries shall deliver to the Agent, in form and substance satisfactory to the Agent, the certificates and documents described on Annex A.

If such conditions precedent are satisfied on or before December 31, 1995, the Amendments shall automatically become effective on the date on which all of such conditions precedent are satisfied. If any such conditions precedent are not satisfied on or before December 31, 1995, the Amendments shall be null and void and without further force or effect.

     3. Amendments. If, and only if, all of the conditions precedent set forth in Section 2 above are satisfied on or before December 31, 1995, the Credit Agreement shall be amended as follows:

          (a) The following definitions are added to Annex B attached to the Credit Agreement and are hereby made a part of the Credit Agreement, as amended hereby:

               "Term Loan Availability Period" means the period from and including the Prepayment Date to but not including the Term Commitment Termination Date.

               "Term Commitment Termination Date" means the earlier of (i) October 15, 1996 and (ii) the date upon which the Term Commitments of all Banks have been terminated pursuant to the terms of this Agreement.

               "Prepayment  Date"  means the date on which,  as  required  under
          Section 2.8, Norwood prepays certain outstanding Loans, including $11,500,000 principal amount of Term Loans, with the Net Cash Proceeds received by Norwood from its public offering of common stock substantially in accordance with the terms set forth in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on or about October 17, 1995.

          (b) Section 2.1(a) of the Credit Agreement is hereby amended to read in its entirety as follows:

               "(a) Term Loans As part of the initial Credit Event hereunder, each Bank severally agrees to make Term Loans (each, a "Term Loan") to Norwood, on and subject to the terms and conditions set forth in this Agreement, up to an aggregate principal amount not exceeding such Bank's Term Commitment. After the Prepayment Date, and from time to time during the Term Availability Period, each Bank severally agrees to make Term Loans to Norwood, on and subject to the terms and conditions set forth in this Agreement, up to an aggregate principal amount of Term Loans equal to the product of (i) a fraction, the numerator of which is such Bank's Term Commitment and the denominator of which is equal to the sum of the Term Commitments of all Banks, and
          (ii) $11,500,000. The total amount of the Term Loans that were borrowed as part of the initial Credit Event hereunder and are not repaid on the Prepayment Date may not be reborrowed. Term Loans that are prepaid on the Prepayment Date may be reborrowed during the Term Availability Period; provided, however, any such Term Loans that are subsequently repaid or prepaid may not be reborrowed. Subject to the terms and conditions set forth in this Agreement, Term Loans may be prepaid at any time without premium or penalty."

          (c) The definition of "Qualified Offering" set forth in Annex B attached to the Credit Agreement is hereby amended to read in its entirety as follows:

               "Qualified Offering" shall mean any issuance or sale by Norwood of shares of its common stock, preferred stock or any other class or series of capital stock in a public or private sale, excluding, however, the issuance or sale of Norwood's common stock pursuant to
          (i) restricted and other stock grants, stock options and warrants issued by Norwood to officers, directors, employees and consultants of the Companies as part of their compensation agreements, programs and plans, and (ii) convertible notes or other securities issued as part of the consideration for (and which are approved by the Banks as part of) Acquisitions permitted under the terms of this Agreement or the Original Credit Agreement.

          (d) Section 2.8(b) of the Credit Agreement is hereby amended to read in its entirety as follows:

               "(b) In the event that Norwood completes one or more Qualified Offerings, as to each Qualified Offering, Norwood shall prepay the unpaid principal amount of the Loans plus all accrued unpaid interest thereon in an amount equal to all Net Cash Proceeds (or such lesser amount necessary to prepay the unpaid principal and accrued unpaid interest of then outstanding Loans) received by Norwood as a result of such Qualified Offering; provided, however, with respect to the offering of common stock substantially in accordance with the terms set forth in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on or about October 17, 1995, (i) Norwood shall not be required to prepay more than $11,500,000 in principal amount of Term Loans pursuant to this Section 2.8(b) and
          (ii) Norwood shall not be required to prepay the outstanding balance of Acquisition Loans below a principal amount of $2,500,000 in Acquisition Loans pursuant to this Section 2.8(b). The amount of each such prepayment shall be applied to prepay the principal and accrued unpaid interest of the Loans in the following order: first, the unpaid principal amount of Term Loans (in the inverse order of maturity) plus all accrued unpaid interest thereon; second, the unpaid principal amount of Acquisition Loans (in the inverse order of maturity) plus accrued unpaid interest thereon; third, the unpaid principal amount of Revolving Loans plus accrued unpaid interest thereon. Any prepayment under this Section 2.8(b) shall be due and payable on the first Business Day following the Business Day on which the Net Cash Proceeds are received by Norwood. As soon as reasonably possible, Norwood shall furnish to the Agent a copy of all documents, instruments, agreements and certificates executed and delivered to the underwriters or to the Securities and Exchange Commission in connection with each such Qualified Offering."

          (e) Section 2.6(a) of the Credit Agreement is hereby amended to read in its entirety as follows:

               "(a) Norwood shall pay to the Agent, for the ratable account of the Banks, the following fees: (i) the Applicable Commitment Fee per annum on the total unused portion of the Revolving Commitments of all Banks during the Revolving Availability Period, (ii) the Applicable Commitment Fee per annum on the total unused portion of the Acquisition Commitments of all Banks during the Acquisition Availability Period, and (iii) the Applicable Commitment Fee per annum on the total unused portion of the Term Commitments of all Banks during the Term Availability Period. As such fees are attributable to the Revolving Commitments, such fees shall be payable quarterly in arrears on each Quarterly Date during the Revolving Availability Period and on the Revolving Commitment Termination Date. As such fees are attributable to the Acquisition Commitments, such fees shall be payable quarterly in arrears on each Quarterly Date during the Acquisition Availability Period and on the Acquisition Commitment Termination Date. As such fees are attributable to the Term Commitments, such fees shall be payable quarterly in arrears on each Quarterly Date during the Term Availability Period and on the Term Commitment Termination Date."

          (f) The first sentence of Section 2.17 of the Credit Agreement is replaced with the following sentence: "The proceeds of Term Loans shall be used solely to (i) refinance the unpaid principal amount of term loans under the Original Credit Agreement or (ii) to finance, in whole or in part (whether directly or indirectly through intercompany advances by Norwood evidenced by the Subsidiary Notes in accordance with Section 5.17), Acquisitions permitted under this Agreement."

          (g) Section 7.1(j) of the Credit Agreement is hereby amended to read in its entirety as follows:

               "(j) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of securities of Norwood representing 35% or more of the combined voting power of Norwood's then outstanding securities normally entitled to vote in elections of directors; or"

     4. In order to induce the Agent and the Banks to enter into this Amendment, Norwood and each Subsidiary of Norwood hereby represents and warrants to the Agent and the Banks that, as of the date of this Amendment, (a) the representations and warranties set forth in the Credit Agreement and each other Loan Document to which it is a party are true and correct as if made on and as of the date hereof (other than those representations and warranties expressly limited by their terms to a specific date), (b) no Default or Event of Default has occurred and is continuing, and (c) no event has occurred since the date of the most recent financial statements delivered pursuant to
          Section 5.1 of the Credit Agreement that has caused a Material Adverse Effect.

     5. Norwood hereby acknowledges and agrees that no facts events, status or conditions presently exist which, either now or with the passage of time or the giving of notice or both, presently constitute or will constitute a basis for any claim or cause of action against any of the Banks, or any defense to the payment of any of the indebtedness evidenced or to be evidenced by any of the Loan Documents.

     6. Each Subsidiary of Norwood covenants and agrees that, as to the Subsidiary Guaranty Agreement executed and delivered by such Subsidiary in favor of the Banks as part of the Security Documents,
          (a) such Subsidiary Guaranty Agreement is an unconditional guarantee of payment and performance and not of collection, (b) such Subsidiary Guaranty Agreement represents the primary, absolute and unconditional obligation of such Subsidiary, and (c) such Subsidiary Guaranty Agreement is a continuing guarantee and shall remain in full force and effect until the termination of the obligations of the Banks to make Loans or issue Letters of Credit and the indefeasible payment in full of the Obligations (as defined in each such Subsidiary Guaranty Agreement).

     7. As to each Security Document executed in favor of the Banks, Norwood and each Subsidiary of Norwood hereby ratifies and confirms the liens and security interests of the Banks in and to all collateral covered by each such Security Document to which it is a party as security for the prompt and full payment and performance of the obligations secured by each such Security Document. In furtherance of the foregoing, all liens and security interests of each such Security Document (which are hereby acknowledged to be valid and subsisting) are hereby carried forward, continued, extended, modified and renewed to secure the prompt and full payment and performance of the obligations secured by each such Security Document.

     8. As to each Security Document executed in favor of Norwood or Norcorp and collaterally assigned, ultimately, in favor of the Banks, Norwood and each Subsidiary of Norwood hereby ratifies and confirms the liens and security interests of the Banks, as collateral assignees, in and to all collateral covered by each such Security Document to which it is a party as security for the prompt and full payment and performance of the obligations secured by each such Security Document. In furtherance of the foregoing, all liens and security interests of each such Security Document (which are hereby acknowledged to be valid and subsisting) are hereby carried forward, continued, extended, modified and renewed to secure the prompt and full payment and performance of the obligations secured by each such Security Document.

     9. Each Loan Document is hereby amended and modified to the extent necessary to give full force and effect to the terms of this Amendment, and each such Loan Document shall hereafter be construed and interpreted after giving full force and effect to the terms of this Amendment. As amended, modified and supplemented pursuant to this Amendment, Norwood and each Subsidiary of Norwood hereby ratifies, confirms and restates each Loan Document to which it is a party and agrees that each such Loan Document shall continue in full force and effect. Each of the Loan Documents now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Credit Agreement, as amended hereby, or as further evidence of or security for or in connection with the Credit Agreement, as amended hereby, are hereby amended to the extent necessary so that any reference in any such documents, instruments or agreements to the Credit Agreement shall be a reference to the Credit Agreement, as amended hereby.

     10. This Amendment may be executed in a number of identical counterparts, each of which shall be deemed an original for all purposes and all of which constitute, collectively, one Amendment.

     11. In the event that any one or more of the provisions contained in this Amendment shall be determined invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision or provisions in every other respect and the remaining provisions of this Amendment shall not be impaired in any way.

     12. When required or implied by the context used, defined terms used herein shall include the plural as well as the singular, and vice versa.

     13. This Amendment shall be governed by and construed in accordance with the internal laws of the State of Texas and applicable federal laws of the United States of America. This Amendment has been entered into in Bexar County, Texas and shall be performable for all purposes in Bexar County, Texas. The courts within the State of Texas shall have jurisdiction over any and all disputes arising under or pertaining to this Amendment; and any such dispute shall be heard in the county or judicial district of the principal place of business of The Frost National Bank.

     14. This Amendment shall be binding upon and inure to the benefit of all parties hereto and their respective successors and assigns; provided, however, that neither Norwood nor any of its Subsidiaries nor any of their respective successors or assigns may, without the prior written consent of all of the Banks, assign any rights, powers, duties or obligations hereunder.

     15. This Amendment may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute but one and the same instrument.

     16.  This Amendment constitutes a Loan Document.

     17. Upon execution of this Agreement by the Banks, Norwood shall pay the Agent, for the ratable account of the Banks, a non-refundable amendment fee equal to $10,000.

                            [signatures on next page]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized signatories as of the day and year first above written.


                                NORWOOD:

                                NORWOOD PROMOTIONAL PRODUCTS, INC.


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits,
                                    Secretary, Treasurer and
                                    Chief Financial Officer


                                AGENT/BANKS:

                                THE FROST NATIONAL BANK,
                                Individually, as the Agent and the Issuing Bank


                                By: /s/ Victor J. Harris
                                -------------------------
                                    Victor J. Harris, Vice President


                                THE BOATMEN'S NATIONAL BANK OF ST. LOUIS


                                By: /s/ Juan Cazorla
                                --------------------
                                    Juan Cazorla, Assistant Vice President


                                BANQUE PARIBAS


                                By: /s/ Deanna C. Walker
                                ------------------------
                                Name:   Deanna C. Walker
                                Title:  Assistant Vice President


                                By: /s/ Kenneth E. Moore, Jr.
                                -----------------------------
                                Name:   Kenneth E. Moore, Jr.
                                Title:  Vice President


                      [signatures continued on next page]

                                SUBSIDIARIES:

                                NORCORP, INC.


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits, Secretary, Treasurer
                                    and Chief Financial Officer


                                RADIO CAP COMPANY, INC.


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits, Secretary


                                BARLOW PROMOTIONAL PRODUCTS, INC.


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits, Secretary


                                KEY INDUSTRIES, INC.


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits, Secretary


                                ARTMOLD PRODUCTS CORPORATION


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits, Secretary


                                AIR-TEX CORPORATION


                                By: /s/ J. Max Waits
                                --------------------
                                    J. Max Waits, Secretary

                                     ANNEX A



     1. Norwood and each of its Subsidiaries shall have provided to the Agent a certificate signed by the secretary of such corporation, which secretary's office and signature shall be confirmed by another officer of such corporation, dated as of the effective date of the Amendments attaching thereto or containing therein, and certifying as to the following: (i) corporate resolutions, as in effect and neither revoked nor rescinded, duly adopted by the board of directors of such corporation authorizing the execution, delivery and performance of this Amendment and all other documents, instruments and agreements in connection therewith (the "Amendment Documents") to which it is or will be a party, and the transactions contemplated thereby; (ii) true and correct copies of the charter, bylaws and other internal governance documents, as amended and in effect, of such corporation; and (iii) names, incumbency and specimen signatures of the officers of such corporation authorized to execute and deliver the Amendment Documents to which such corporation is a party.

     2. Norwood and each of its Subsidiaries shall provide to the Agent certificates as to incorporation, existence and good standing for such corporation issued by the secretary of state (and/or other appropriate official) of the state of incorporation of such corporation and certificates of foreign qualification and good standing (or other similar instruments) for such corporation, issued by the secretary of state (and/or other appropriate official) of each of the states wherein such corporation is or should be qualified to do business as a foreign corporation, each of the foregoing certificates being dated within 10 days prior to the effectiveness of the Amendments.

     3. Norwood and each of its Subsidiaries shall provide to the Agent a copy of the certificate or articles of incorporation of each such corporation and all amendments thereto, certified by the secretary of state of the state of incorporation of such corporation as being true, correct and complete as of date within 10 days prior to the effectiveness of the Amendments.

     4. All other documents requested by the Agent in connection with the Amendments.

                                  EXHIBIT 11.1

                       Computation of Earnings Per Share
              (Unaudited, in thousands, except per share amounts)


                                                       September 3,     September 2,     August 31,
                                                           1994             1995            1996
                                                       -------------  ---------------  -------------

Primary:
  Weighted average common shares outstanding                  3,539            3,540          4,899
  Weighted average equivalent shares outstanding                 37               96            191
                                                           --------         --------       --------
  TOTAL                                                       3,576            3,636          5,090
                                                           ========         ========       ========

  Net Income                                               $  3,329         $  4,032       $  4,155
  Per share amount                                         $   0.93         $   1.11       $   0.82

Fully diluted:
  Weighted average common shares outstanding                  3,539            3,540          4,899
  Weighted average equivalent shares outstanding                 37              128            191
                                                           --------         --------       --------
  TOTAL                                                       3,576            3,668          5,090
                                                           ========         ========       ========

  Net Income                                               $  3,329         $  4,032       $  4,155
  Per share amount                                         $   0.93         $   1.10       $   0.82


                                  EXHIBIT 24.1



                         Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form

     (e) Payment of Awards. A Participant shall be entitled to receive payment for a Restricted Unit Grant (or portion thereof) in an amount equal to the aggregate Fair Market Value of the units covered by the Award upon the expiration of the applicable Restriction Period. Payment in settlement of a Restricted Unit Grant shall be made as soon as practicable following the conclusion of the respective Restriction Period (i) in cash, by certified or cashier's check or by money order,
          (ii) in shares of Common Stock equal to the number of units granted under the Restricted Unit Grant with respect to which such payment is made, (iii) in the form of a Deferred Compensation Stock Option, or
          (iv) in any combination of the above, as the Committee shall determine, subject, however, to any applicable Window Period requirement imposed by the Committee with respect to Restricted Unit Grants settled in whole or in part in cash. The Committee may elect to make this determination either at the time the Award is granted, or with respect to payments contemplated in clause (i) and (ii) above, at the time the Award is settled.

     (f) Rights as a Shareholder. A Participant shall have, with respect to the shares of Common Stock received under a Restricted Stock Grant, all of the rights of a shareholder of the Company, including the right to vote the shares, and the right to receive any cash dividends. Stock dividends issued with respect to the shares covered by a Restricted Stock Grant shall be treated as additional shares under the Restricted Stock Grant and shall be subject to the same restrictions and other terms and conditions that apply to shares under the Restricted Stock Grant with respect to which the dividends are issued.

10.  PERFORMANCE BONUS AWARDS.

     Performance Bonus Awards granted under the Plan may be in the form of cash or shares of Common Stock, or a combination thereof. Performance Bonus Awards shall contain such terms and conditions, not inconsistent with the express provisions of the Plan, as the Committee shall deem desirable. Performance Bonus Awards may be granted under the Plan in such form as the Committee may from time to time approve. Subject to the terms of the Plan, the Committee shall determine the Performance Bonus Awards to be granted to a Participant for any given calendar year, and the Committee may impose different terms and conditions on any particular Performance Bonus Award made to any Participant including, but not limited to, restrictions on the sale, assignment and transfer of Common Stock covered by a Performance Bonus Award.

11.  TERMINATION OF EMPLOYMENT.

     The terms and conditions under which an Award may be exercised after a Participant's termination of employment shall be determined by the Committee, except as otherwise provided herein. The conditions under which such post-termination exercises shall be permitted with respect to Incentive Stock Options shall be determined in accordance with the provisions of Section 422 of the Code and as otherwise provided in Section 7 above.

     (a) Termination by Death. Subject to Section 7(k), if a Participant's employment by the Company or any Subsidiary terminates by reason of the Participant's death or if the Participant's death occurs within three months after the termination of his or her employment, any Award held by such Participant may thereafter be exercised, to the extent such Award otherwise was then exercisable by the Participant, by the legal representative of the Participant's estate or by any person who acquired the Award by will or the laws of descent and distribution, for a period of one year from the Participant's termination of employment (as contemplated in this Section 11(a)) or until the expiration of the stated term of the Award, whichever period is the shorter. Any right of exercise under a nonvested Award held by a Participant at the time of his or her death is extinguished and terminated.

     (b) Termination by Reason of Disability. Subject to Section 7(k), if a Participant's employment by the Company or Subsidiary terminates by reason of Disability, any Award held by such Participant may thereafter be exercised by the Participant, to the extent such Award otherwise was then exercisable by the Participant, for a period of one year from the date of such termination of employment or until the expiration of the stated term of such Award, whichever period is the shorter; provided, however, that if the Participant dies within such one-year period, any unexercised Award held by such Participant shall thereafter be exercisable to the extent to which it was exercisable at the time of such death or until the expiration of the stated term of such Award, whichever period is shorter. Any right of exercise under a nonvested Award held by the Participant at the time of his or her termination by reason of Disability is terminated and extinguished.

     (c) Other Termination. Subject to Section 7(k), if a Participant's employment by the Company or any Subsidiary is terminated for any reason, any Award held by the Participant at the time of his or her termination shall be exercisable, to the extent otherwise then exercisable, for the lesser of three months from the date of such termination or the balance of the term of the Award, and any right of exercise under any nonvested Award held by a Participant at the time of his or her termination is terminated and extinguished; provided, however, that upon termination of employment, if the Participant continues to serve, or commences serving, as a director of the Company, then in such event any Awards may continue to be held by the Participant under the original terms thereof, with any Incentive Stock Options held by such Participant to henceforth be treated as Nonqualified Stock Options.

12.  NON-TRANSFERABILITY OF AWARDS.

     No Award under the Plan, and no rights or interest therein, shall be assignable or transferable by a Participant except by will or the laws of descent and distribution, after which assignment Section 11(a) hereof shall apply to  exercise  of the  Award by the  assignee.  During  the  lifetime  of a
Participant,  Awards are  exercisable  only by, and  payments in  settlement  of
Awards will be payable only to, the Participant or his or her legal representative.

13.  ADJUSTMENTS UPON CHANGES IN CAPITALIZATION, ETC.

     (a) The existence of the Plan and the Awards granted hereunder shall not affect or restrict in any way the right or power of the Board or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Company's Common Stock or the rights thereof, the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding.

     (b)  In the event of any  change in  capitalization  affecting  the  Common
          Stock of the Company, such as a stock dividend, stock split, recapitalization, merger, consolidation, split-up, combination, exchange of shares, other form of reorganization, or any other change affecting the Common Stock, the Board, in its discretion, may make proportionate adjustments it deems appropriate to reflect such change with respect to (i) the maximum number of shares of Common Stock which may be sold or awarded to any Participant, (ii) the number of shares of Common Stock covered by each outstanding Award, and (iii) the price per share in respect of the outstanding Awards. Notwithstanding the foregoing, the Board may only increase the aggregate number of shares of Common Stock for which Awards may be granted under the Plan solely to reflect the change, if any, of the capitalization of the Company or a Subsidiary.

     (c) The Committee may also make such adjustments in the number of shares covered by, and the price or other value of any outstanding Awards in the event of a spin-off or other distribution (other than normal cash dividends) of Company assets to shareholders.

14.  CHANGE OF CONTROL.

     (a) In the event of a Change of Control (as defined in Paragraph (b) below) of the Company, and except as the Board may expressly provide otherwise in resolutions adopted prior to the Change of Control:

          (i) all Stock Options or Stock Appreciation Rights then outstanding shall become fully exercisable as of the date of the Change of Control; and

          (ii) all restrictions and conditions of all Restricted Stock Grants and Restricted Unit Grants then outstanding shall be deemed satisfied as of the date of the Change of Control;

subject to the limitation that any Award which has been outstanding less than one year on the date of the Change of Control shall not be afforded such treatment.

     (b) A "Change of Control" shall be deemed to have occurred upon the occurrence of any one (or more) of the following events, other than a transaction with another person controlled by the Company or its officers or directors, or a benefit plan or trust established by the Company for its employees:

          (i) Any person, including a group as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of shares of the Company with respect to which 40% or more of the total number of votes for the election of the Board may be cast;

          (ii) As a result of, or in connection with, any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the above, persons who were directors of the Company immediately prior to such event shall cease to constitute a majority of the Board;

          (iii)The stockholders of the Company shall approve an agreement providing either for a transaction in which the Company will cease to be an independent publicly owned corporation or for a sale or other disposition of all or substantially all the assets of the Company; or

          (iv) A tender offer or exchange offer is made for shares of the Company's Common Stock (other than one made by the Company), and 40% of the Company's outstanding shares of Common Stock is acquired thereunder ("Offer"). However, the acceleration of the exercisability of outstanding Awards upon the occurrence of an Offer shall be within the discretion of the Board.

15.  AMENDMENT AND TERMINATION.

     (a) Amendments Without Shareholder Approval. Except as set forth in Sections 15(b) and 15(c) below, the Board may, without further approval of the shareholders, at any time amend, alter, discontinue or terminate this Plan, in such respects as the Board may deem advisable.

     (b)  Amendments  Requiring  Shareholder  Approval.  Except  as set forth in
          Section 15(c) below, to comply with the restrictions set forth in Rule 16b-3 promulgated under the Exchange Act, as amended and in effect from time to time (or any successor rule) and to comply with the Code and accompanying regulations, but subject to changes in law or other legal requirements (including any change in the provisions of Rule 16b-3 and the Code and accompanying Regulations that would permit otherwise), the Board must obtain approval of the shareholders to make any amendment that would increase the aggregate number of shares of Common Stock that may be issued under the Plan (except for adjustments pursuant to Section 13 of the Plan).

     (c) Prohibited Amendments. Notwithstanding Sections 15(a) and 15(b), under no circumstances may the Board or Committee (i) amend, alter, discontinue or terminate the requirements set forth in Sections 7(b), 7(c), 7(i) and 7(k) with respect to Incentive Stock Options unless
          (a) such modifications are made to comply with changes in the tax laws, or (b) the Plan is completely terminated, or (ii) make any amendment, alteration or modification to the Plan that would impair the vested rights of a Participant under any Award theretofore granted under this Plan.

16.  MISCELLANEOUS MATTERS.

     (a) Tax Withholding. In addition to the authority set forth in Section 7(g) above, the Company shall have the right to deduct from a Participant's wages or from any settlement, including the delivery of shares, made under the Plan any federal, state, or local taxes of any kind required by law to be withheld with respect to such payments, or to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.

     (b) No Right to Employment. Neither the adoption of the Plan nor the granting of any Award shall confer upon any Participant any right to continue employment with the Company or any Subsidiary, as the case may be, nor shall it interfere in any way with the right of the Company or a Subsidiary to terminate the employment of any Participant at any time, with or without cause.

     (c) Annulment of Awards. The grant of any Award under the Plan payable in cash is provisional until cash is paid in settlement thereof. The grant of any Award payable in Common Stock is provisional until the Participant becomes entitled to the certificate in settlement thereof. In the event the employment of a Participant is terminated for cause (as defined below), any Award which is provisional shall be annulled as of the date of such termination for cause. For the purpose of this
          Section 16(c), the term "terminated for cause" means any discharge for violation of the policies and procedures of the Company or a Subsidiary or for other job performance or conduct which is detrimental to the best interests of the Company or a Subsidiary.

     (d) Securities Law Restrictions. No shares of Common Stock shall be issued under the Plan unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable Federal and state securities laws. Certificates for shares of Common Stock delivered under the Plan may be subject to such stock-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed, and any applicable Federal or state securities law. The Committee may cause a legend or legends to be put on any such certificates to refer to those restrictions.

     (e) Award Agreement. Each Participant receiving an Award under the Plan shall enter into an agreement with the Company in a form specified by the Committee agreeing to the terms and conditions of the Award and such related matters as the Committee, in its sole discretion, shall determine.

     (f) Costs of Plan. The costs and expenses of administering the Plan shall be borne by the Company.

     (g) Governing Law. The Plan and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware.

     (h) Effective Date. The Plan shall be effective if, and when, approved in accordance with Section 3 hereof, subject to the provisions of Section 6(c) hereof.

                        INCENTIVE STOCK OPTION AGREEMENT
                       Norwood Promotional Products, Inc.
           Amended and Restated 1994 Incentive Stock Compensation Plan

                                     [Date]


     Grant of Options. Norwood Promotional Products, Inc., a Texas corporation (the "Company") hereby grants to _________ (the "Optionee") incentive stock options for a total of _____ shares of the Company's common stock, no par value (the "Options"), exercisable at the price and upon the terms and conditions set forth below, and subject to any adjustments made pursuant to Section 13 of the Amended and Restated 1994 Incentive Stock Compensation Plan of the Company (the "Plan"). A copy of the Plan is attached hereto as Exhibit A and is incorporated herein by reference. In the event of any conflict between this instrument and the Plan, the Plan shall control.

     Approval of Counsel Required for Issuance of Common Stock. No shares of Common Stock shall be issued pursuant to the exercise of the Options unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal and state securities laws.

     Options Subject to Plan. The Options are granted as Incentive Stock Options (subject to the $100,000 per calendar year limitations contained in Section 7(i) of the Plan, as such limit may be changed by the Code) pursuant to the Plan, and are in all respects subject to the terms, provisions, conditions and restrictions of the Plan.

     Defined Terms. Except as otherwise defined herein, capitalized terms used in this instrument shall have the meanings ascribed to such terms in the Plan.

     Date of Grant. The Options are granted as of the date above.

     Exercise Price. Each Option shall have an exercise price for the related share of Common Stock of $11.38, which is not less than the Fair Market Value of each share of Common Stock calculated as of the date of grant in accordance with
Section 2(j) of the Plan, or, if the Optionee is a Ten Percent Shareholder, is not less than 110% of such Fair Market Value. The exercise price is subject to adjustment pursuant to Section 13 of the Plan.

     Vesting of Options. The Options shall be exercisable in installments in accordance with the following table, except as otherwise provided in the Plan:

       Date First Exercisable                      Number of Options

         [First anniversary]
         [Second anniversary]
         [Third anniversary]

                                     Total:

     Option Period. Each Option may be exercised at any time between the date at which it becomes exercisable and ten years from the Date of Grant, or five years from the Date of Grant if Optionee is a Ten Percent Shareholder, inclusive of such dates, except that in the event of the Optionee's death, or his or her Disability (as defined under Section 2 of the Plan), or if the Optionee's employment by the Company is terminated for any reason, or if there is a Change in Control of the Company, then the provisions of Sections 11(a), 11(b), 11(c) and 14 of the Plan, respectively, shall govern the option period.

     Method of Exercise. The Options are exercisable in accordance with the procedures, but subject to all conditions and restrictions, set forth in the Plan.

     Limitation on Exercise. The aggregate Fair Market Value (determined as of the date first set forth above) of the number of shares of Common Stock with respect to which Options are exercisable for the first time by the Optionee during any calendar year as "Incentive Stock Options" under Section 422 of the Code shall not exceed $100,000, or such other limit as may be required by the Code.

     Transferability. The Options are not assignable or transferable except by will or the laws of descent or distribution.

                                  NORWOOD PROMOTIONAL PRODUCTS, INC.



                                  By:___________________________________
                                     Robert P. Whitesell, President

     The Optionee acknowledges receipt of a copy of the Plan, represents that he or she is familiar with the terms and provisions thereof, and hereby accepts the Options evidenced hereby subject to all the terms, provisions, conditions and restrictions of the Plan.

                                             ______________________________
                                             Name:

                                EXHIBIT 10.24 (b)
                            CONDITIONAL AMENDMENT TO
                      AMENDED AND RESTATED CREDIT AGREEMENT









S-8) pertaining to the Amended and Restated 1989 Incentive Stock Option Plan (filed on December 6, 1993), the 1993 Non-Employee Director Stock Purchase Plan, 1994 Incentive Stock Compensation Plan and the Employee Stock Purchase Plan (filed on July 10, 1995), The Norwood Promotional Products, Inc. Employees 401K Plan of Norwood Promotional Products, Inc. (filed on December 29,1995), and the 1993 Nonqualified Stock Option Plan (filed on July 10, 1996) of our report dated October 10, 1996, with respect to the consolidated financial statements and schedule of Norwood Promotional Products, Inc. included in its Annual Report (Form 10-K) for the year ended August 31, 1996, filed with the Securities and Exchange Commission.


                                            ERNST & YOUNG LLP



San Antonio, Texas
November 22, 1996