Form 10-Q
period 1996-11-30
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1997-01-13
CIK 902793

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1996

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the Transition Period From           to
                                                    ---------    ---------

                Commission file number 0-21800

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
--------------------------------------------------------------------------------
          Inc. (Exact name of registrant as specified in its charter)

                   TEXAS                                  74-2553074
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          70 N.E. LOOP 410, SUITE 295 SAN ANTONIO, TEXAS      78216
--------------------------------------------------------------------------------
             (Address of Principal executive offices)       (Zip Code)

                                 (210) 341-9440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,617,039 shares of Common Stock, no par value, as of January 8, 1997.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q
                        QUARTER ENDED NOVEMBER 30, 1996



PART I          Financial Information                                                                           PAGE NO.
                                                                                                                --------
     Item 1.    Interim Condensed Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Statements of Income                                                    3

                     Condensed Consolidated Balance Sheets                                                          4

                     Consolidated Statements of Cash Flows                                                          5

                     Consolidated Statements of Shareholders' Equity                                                6

                     Notes to Consolidated Financial Statements                                                     7

     Item 2.    Management's Discussion and Analysis of Financial Condition and

                     Results of Operations                                                                          8

PART II         Other Information

     Item 6.    Exhibits and Reports on Form 8-K                                                                   11

SIGNATURES                                                                                                         12

                Index to Exhibits                                                                                  13

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 THREE MONTHS ENDED
                                           -------------------------------
                                           NOVEMBER 30,        DECEMBER 2,
                                               1996               1995
                                              -------            -------
Sales                                         $42,176            $33,368

Cost of sales                                  30,021             22,745
                                              -------            -------
Gross profit                                   12,155             10,623

Operating expenses                              8,941              7,196
                                              -------            -------
Operating income                                3,214              3,427

Interest expense                                  814              1,160
                                              -------            -------
Income before income taxes                      2,400              2,267

Provision for income taxes                        960                911
                                              -------            -------
Net income                                    $ 1,440            $ 1,356
                                              =======            =======

Net income per common share:
    Primary
    Fully Diluted                             $  0.25            $  0.37
                                                 0.25               0.37

Weighted average number of common
 shares outstanding:
    Primary                                     5,746              3,691
    Fully Diluted                               5,746              3,691




                             See accompanying notes

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                NOVEMBER 30,                 AUGUST 31,
                                                                                    1996                        1996
                                                                                ------------                 ----------
ASSETS
Current Assets:

  Cash and cash equivalents                                                       $     204                   $   1,861

  Accounts receivable                                                                20,335                      21,621

  Other receivables                                                                     707                         724

  Inventories                                                                        31,373                      31,823

  Prepaid expenses and other current assets                                           2,207                       2,231
                                                                                  ---------                   ---------
    Total current assets                                                             54,826                      58,260

Property, plant and equipment, net                                                   20,093                      19,585

Goodwill                                                                             34,577                      35,266

Deferred income taxes                                                                   751                         751

Other assets                                                                          7,636                       7,514
                                                                                  ---------                   ---------
     Total assets                                                                 $ 117,883                   $ 121,376
                                                                                  =========                   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Trade accounts payable                                                          $   8,147                   $  10,269

  Accrued liabilities                                                                 5,513                       5,920

  Income taxes payable                                                                  809                         129

  Current maturities of long-term debt and capital lease obligations                  7,172                       6,694
                                                                                  ---------                   ---------
    Total current liabilities                                                        21,641                      23,012

Long-term debt and capital lease obligations, less current maturities                37,416                      40,984

Shareholders' equity:

  Common stock, no par value; 20,000,000 shares authorized; 5,616,765 and
     5,615,791 shares issued and 5,615,335 and 5,614,361 shares outstanding at
     November 30, 1996 and August 31, 1996, respectively                             51,571                      51,568

  Additional paid-in capital                                                            369
                                                                                                                    369
  Less cost of treasury stock, 1,430 shares at November 30, 1996
  and August 31, 1996, respectively                                                      (8)                         (8)

  Retained earnings                                                                   6,905                       5,465
                                                                                  ---------                   ---------
                                                                                     58,837                      57,394
  Less receivables for purchase of common stock                                         (11)                        (14)
                                                                                  ---------                   ---------
    Total shareholders' equity                                                       58,826                      57,380
                                                                                  ---------                   ---------
    Total liabilities and shareholders' equity                                    $ 117,883                   $ 121,376
                                                                                  =========                   =========




                             See accompanying notes

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                                              THREE MONTHS ENDED
                                                                                     ------------------------------------
                                                                                     NOVEMBER 30,             DECEMBER 2,
                                                                                         1996                     1995
                                                                                     ------------             -----------
OPERATING ACTIVITIES
Net income                                                                             $  1,440                $  1,356

Adjustments to reconcile net income to net cash

  provided by operating activities:

  Depreciation                                                                            1,048                     598

  Amortization                                                                              938                     742

  (Gain) loss on sale of property & equipment                                              --                       (18)

  Changes in operating assets and liabilities, net of effect of acquisitions:

    Accounts receivable, net                                                              1,286                     763

    Inventory                                                                               450                     670

    Prepaid expenses and other                                                             (378)                   (567)

    Other receivables                                                                        17                     (17)

    Accounts payable                                                                     (2,122)                 (1,574)

    Accrued liabilities                                                                    (407)                   (935)

    Income taxes payable                                                                    680                     (85)
                                                                                       --------                --------
Net cash provided by operating activities                                                 2,952                     933

INVESTING ACTIVITIES

Business acquisitions, net of cash                                                         --                    (3,200)

Purchase of property, plant & equipment                                                  (1,527)                   (831)

Proceeds from retirement of property, plant & equipment                                    --                        26
                                                                                       --------                --------
Net cash used in investing activities                                                    (1,527)                 (4,005)

FINANCING ACTIVITIES

Proceeds from long-term debt                                                             11,040                  10,050

Payments on long-term debt                                                              (14,129)                 (8,993)

Debt refinancing fees                                                                      --                       (11)

Payments on common stock and shareholder notes                                                7                      34
                                                                                       --------                --------
Net cash provided by financing activities                                                (3,082)                  1,080
                                                                                       --------                --------
Net change in cash                                                                       (1,657)                 (1,992)

Cash at beginning of period                                                               1,861                   2,174
                                                                                       --------                --------
Cash at end of period                                                                  $    204                $    182
                                                                                       ========                ========



                            See accompanying notes

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (UNAUDITED, IN THOUSANDS)



                                                                                   RECEIVABLES FOR
                                         COMMON STOCK      ADDITIONAL                 PURCHASES       PURCHASES        TOTAL
                                         ------------       PAID-IN     RETAINED      OF COMMON      OF TREASURY    SHAREHOLDERS'
                                       SHARES     AMOUNT    CAPITAL     EARNINGS        STOCK           STOCK         EQUITY
                                       ------     ------   ----------   ---------  ---------------   -----------    -------------
Balance at August 31, 1996             5,616     $51,568     $  369     $ 5,465       $  (14)           $  (8)         $ 57,380

Purchases of Common Stock                  1           3                                                                      3

Payment on shareholder notes                                                               3                                  3

Net Income                                                                1,440                                           1,440
                                       -----     -------     ------     -------       ------            -----          --------
Balance at November 30, 1996           5,617     $51,571     $  369     $ 6,905       $  (11)           $  (8)         $ 58,826
                                       =====     =======     ======     =======       ======            =====          ========



                            See accompanying notes

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995


1.  SIGNIFICANT ACCOUNTS POLICIES

         The consolidated financial statements include the accounts of Air-Tex Corporation ("Air-Tex"), ArtMold Products Corporation ("ArtMold"), Barlow Promotional Products, Inc. ("Barlow"), Key Industries, Inc. ("Key"), Radio Cap Company, Inc. ("RCC") and Norcorp, Inc. and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report of the registrant on Form 10-K. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in product line revenue.

2.   INVENTORIES

         Inventories at November 30, 1996 and August 31, 1996 consist of (in thousands):

                                      NOVEMBER 30,        AUGUST 31,
                                           1996             1996
                                      ------------        ----------
Raw materials                           $10,163            $ 9,132

Work in process                           1,002              1,099

Finished goods                           20,208             21,592
                                        -------            -------
        Total                           $31,373            $31,823
                                        =======            =======


3.  ACQUISITIONS

         In late November 1996, the Company signed a nonbinding letter of intent to acquire Roubill Group, a German promotional products company. The transaction, which is expected to close in the first quarter of calendar 1997, is subject to the completion of due diligence, the negotiation of a definitive agreement and other customary closing conditions. There can be no assurance that this acquisition will be completed.

                       Norwood Promotional Products, Inc.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


General

         The following is Management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three months ended November 30, 1996 as compared to the same period ended December 2, 1995, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of August 31,1996. The Company's results of operations for the periods discussed below were significantly affected by the acquisitions of Ocean Specialty Manufacturing Corporation (acquired in November 1995), TEE-OFF Enterprises, Inc. (acquired in January 1996) and Alpha Products, Inc. (acquired in April 1996) (collectively referred to as the "fiscal 1996 acquisitions"). Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 2, 1995

         Sales for the first quarter of fiscal 1997 increased $8.8 million, or 26.4%, to $42.2 million from $33.4 million in the first quarter of fiscal 1996. Of this increase, $1.7 million was attributable to increased sales of the Company's core product lines, and $7.1 million was due to the fiscal 1996 acquisitions.

         Gross profit for the first quarter of fiscal 1997 increased $1.6 million, or 14.4%, to $12.2 million from $10.6 million in the first quarter of fiscal 1996. This increase was primarily attributable to the fiscal 1996 acquisitions. Excluding the fiscal 1996 acquisitions, gross profit as a percentage of sales increased from 31.8% to 32.4%. Including the fiscal 1996 acquisitions, gross profit as a percentage of sales decreased from 31.8% to 28.8%. This decrease was attributable to the fiscal 1996 acquisitions which operated with lower gross profit percentages than the Company's pre-existing businesses.

         Operating expenses for the first quarter of fiscal 1997 increased $1.7 million, or 24.2%, to $8.9 million from $7.2 million in the first quarter of fiscal 1996. This increase was primarily attributable to the fiscal 1996 acquisitions. Operating expenses as a percentage of sales decreased from 21.6% to 21.2%. This decrease is primarily a result of the restructuring effort undertaken in the fourth quarter of fiscal 1996 and to other cost saving initiatives undertaken by the subsidiaries.

         Operating income for the first quarter of fiscal 1997 decreased $213,000, or 6.2%, to $3.2 million from $3.4 million in the first quarter of fiscal 1996. Operating income as a percentage of sales decreased from 10.3% to 7.6%. This decrease was mainly attributable to the fiscal 1996 acquisitions lower gross profit percentages and to lower than expected contribution from the Artmold, California Line(TM), and domestic bag product lines.

         Interest expense was $814,000 during the first quarter of fiscal 1997 compared to $1.2 million in the first quarter of fiscal 1996. The decrease was attributable to lower effective interest rates and the use of the proceeds received from the December 1995 stock offering to pay down debt, offset by borrowings used to finance the fiscal 1996 acquisitions.

         The Company's effective tax rate was 40.0% during the first quarter of fiscal 1997 compared with 40.2% in the first quarter of fiscal 1996.

         As a result of the above, first quarter of fiscal 1997 net income increased $84,000, or 6.2%, to $1.44 million from $1.36 million in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its business activities primarily with borrowings under the bank credit facility (the "Bank Credit Facility"), notes payable to former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

         The Bank Credit Facility provides for aggregate borrowings of up to $60.0 million, comprised of a $20.0 million revolving credit facility ($9.6 million outstanding at November 30,1996), a $21.5 million term loan facility ($6.7 million outstanding at November 30, 1996) and an $18.5 million acquisition loan facility ($14.8 million outstanding at November 30, 1996). The revolving loan facility is available to finance acquisitions and for working capital and general corporate purposes. The acquisition loan facility is available to finance acquisitions.

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

         On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31.2 million were used to prepay indebtedness under the Bank Credit Facility. The Company may, subject to certain conditions, reborrow such amounts from time to time for general corporate purposes, including financing future acquisitions.

WORKING CAPITAL AND CAPITAL EXPENDITURES

         Net cash provided by operating activities was $2.9 million and $933,000 for the first quarter of 1997 and 1996, respectively. Capital expenditures were approximately $1.5 million and $831,000 for the first quarter of 1997 and 1996, respectively.

         The Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowings under the Bank Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 18 months, there can be no assurance that this will be the case. The Company believes its fiscal 1997 capital expenditure requirements will be approximately $4.5 million, but there can be no assurance that the Company will actually spend such amounts. The Company anticipates that such capital expenditures will be required primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties, including those set forth below, along with factors set forth in the Company's Annual Report on Form 10-K in "Business--Risk Factors". The following factors could affect the Company's results, causing such results to differ materially from those in any forward looking statement contained in this report: (i) the failure of the Company to maintain or control its internal growth or that the Company will be able to manage its expanding operations effectively; (ii) a change in risks inherent in the Company's foreign sourcing of supplies; (iii) the loss of services of one or more key management personnel; (iv) a change in the risks inherent in the Company's leverage position; (v) the loss of the Company's single supplier of Koozie(R) insulation material; and (vi) an increase in competition.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
              FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K

6 (a)    Exhibits:

    See Index to Exhibits.


6 (b)    Reports on Form 8-K:

    The following is the date and description of the events reported on Forms 8-K filed during the first quarter of 1997:



    Date of Earliest Event
    Reported on Form 8-K                             Description
    ----------------------                           -----------
    None


                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Norwood Promotional Products, Inc.
                                    ----------------------------------
                                               Registrant

Date:  January 8, 1997              /s/ J. Max Waits
                                    ----------------------------------
                                              J. Max Waits
                                    Secretary, Treasurer and Chief
                                    Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.24(c) --    First Amendment to Amended and Restated Credit Agreement
                (schedules have been omitted)

10.24(d) --    Second Amendment to Amended and Restated Credit Agreement

11.1     --    Computation of per share earnings.

27.0     --    Financial data schedule.

