Form 10-Q
period 1997-03-01
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1997-04-08
CIK 902793

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 1, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition Period From ________to________


Commission file number 0-21800

                     NORWOOD PROMOTIONAL PRODUCTS, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        TEXAS                                                  74-2553074
        -----                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

70 N.E. LOOP 410, SUITE 295 SAN ANTONIO, TEXAS                   78216
-------------------------------------------------------------------------------
   (Address of Principal executive offices)                     (Zip Code)

                                (210) 341-9440
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,621,040 shares of Common Stock, no par value, as of April 1, 1997.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 1, 1997

                                                                                  PAGE NO.
PART I.           Financial Information

         Item 1.  Interim Condensed Consolidated Financial Statements
                  (Unaudited)

                  Condensed Consolidated Statements of Income                        3

                  Condensed Consolidated Balance Sheets                              4

                  Consolidated Statements of Cash Flows                              5

                  Consolidated Statements of Shareholders' Equity                    6

                  Notes to Consolidated Financial Statements                         7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                8

PART II.          Other Information

         Item 4.  Submission to a Vote of  Shareholders                              12

         Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                           14

                  Index to Exhibits                                                  15

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                               -----------------------   -----------------------
                                MARCH 1,     MARCH 2,     MARCH 1,     MARCH 2,
                                  1997         1996         1997         1996
                               ----------   ----------   ----------   ----------
Sales                          $   37,270   $   30,086   $   79,446   $   63,454

Cost of sales                      27,346       21,624       57,368       44,369
                               ----------   ----------   ----------   ----------
Gross profit                        9,924        8,462       22,078       19,085

Operating expenses                  8,921        7,545       17,862       14,741
                               ----------   ----------   ----------   ----------
Operating income                    1,003          917        4,216        4,344

Interest expense                      791          709        1,605        1,869
                               ----------   ----------   ----------   ----------
Income before income taxes            212          208        2,611        2,475

Provision for income taxes             47          120        1,006        1,030
                               ----------   ----------   ----------   ----------
Net income                     $      165   $       88   $    1,605   $    1,445
                               ==========   ==========   ==========   ==========

Net income per common share:
    Primary                    $     0.03   $     0.02   $     0.28   $     0.33
    Fully Diluted                    0.03         0.02         0.28         0.33

Weighted average number
of common shares
outstanding:
    Primary                         5,800        5,055        5,775        4,383
    Fully Diluted                   5,800        5,055        5,775        4,383






                            See accompanying notes.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                           MARCH 1,    AUGUST 31,
                                                                            1997          1996
                                                                        ----------    ----------
ASSETS                                                                    (UNAUDITED)  (AUDITED)
Current Assets:

  Cash and cash equivalents                                             $    1,037    $    1,861

  Accounts receivable                                                       19,298        21,621

  Other receivables                                                            676           724

  Inventories                                                               32,941        31,823

  Prepaid expenses and other current assets                                  3,151         2,231
                                                                        ----------    ----------

    Total current assets                                                    57,103        58,260

  Property, plant and equipment, net                                        20,913        19,585

  Goodwill                                                                  40,130        35,266

  Deferred income taxes                                                        751           751

  Other assets                                                               9,067         7,514
                                                                        ----------    ----------
     Total assets                                                       $  127,964    $  121,376
                                                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Trade accounts payable                                                $    9,469    $   10,269

  Accrued liabilities                                                        4,735         5,920

  Income taxes payable                                                          30           129

  Current portion of long-term debt                                          7,406         6,694
                                                                        ----------    ----------
    Total current liabilities                                               21,640        23,012

Long-term debt, excluding current portion                                   47,253        40,984

Shareholders' equity:

  Common stock, no par value; 20,000,000 shares authorized;
  5,622,470 and 5,615,791 shares issued and 5,621,040 and 5,614,361
  shares outstanding at March 1, 1997 and August 31, 1996, respectively     51,651        51,568

  Additional paid-in capital                                                   369           369

  Less cost of treasury stock, 1,430 shares at March 1, 1997
  and August 31, 1996 respectively                                              (8)           (8)

  Retained earnings                                                          7,070         5,465
                                                                        ----------    ----------
                                                                            59,082        57,394
  Less receivables for purchase of common stock                                (11)          (14)
                                                                        ----------    ----------
    Total shareholders' equity                                              59,071        57,380
                                                                        ----------    ----------
    Total liabilities and shareholders' equity                          $  127,964    $  121,376
                                                                        ==========    ==========


                            See accompanying notes.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                              --------------------
                                                                               MARCH 1,    MARCH 2,
                                                                                1997        1996
                                                                              --------    --------
OPERATING ACTIVITIES
Net income                                                                    $  1,605    $  1,445

Adjustments to reconcile net income to net cash

provided by operating activities:

  Deprecation                                                                    2,099       1,246

  Amortization                                                                   1,904       1,561

  (Gain) loss on sale of property & equipment                                       --         (18)

Changes in operating assets and liabilities, net of effect of acquisitions:

  Accounts receivable, net                                                       3,710       3,569

  Inventory                                                                       (860)     (1,568)

  Prepaid expenses and other                                                    (1,274)       (830)

  Other receivables                                                                 48          99

  Accounts payable                                                              (2,881)     (2,455)

  Accrued liabilities                                                           (1,478)       (891)

  Income taxes payable                                                             (78)       (756)
                                                                              --------    --------
Net cash provided by operating activities                                        2,795       1,402

INVESTING ACTIVITIES

Business acquisitions, net of cash                                              (8,228)    (10,809)

Purchase of property, plant & equipment                                         (2,487)     (1,959)

Proceeds from retirement of property, plant & equipment                             28          26
                                                                              --------    --------
Net cash used in investing activities                                          (10,687)    (12,742)

FINANCING ACTIVITIES

Proceeds from long-term debt                                                    36,940      29,200

Payments on long-term debt                                                     (29,958)    (50,290)

Debt refinancing fees                                                               --         (25)

Payments on common stock and shareholder notes                                      86          39

Proceeds from stock offering                                                        --      31,176
                                                                              --------    --------
Net cash provided by financing activities                                        7,068      10,100
                                                                              --------    --------
Net change in cash                                                                (824)     (1,240)

Cash at beginning of period                                                      1,861       2,174
                                                                              --------    --------
Cash at end of period                                                         $  1,037    $    934
                                                                              ========    ========

                           See accompanying notes.

                      NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)








                                     COMMON STOCK        ADDITIONAL               RECEIVABLES FOR  PURCHASES      TOTAL
                                     ------------         PAID-IN      RETAINED    PURCHASES OF   OF TREASURY  SHAREHOLDERS'
                                SHARES         AMOUNT     CAPITAL      EARNINGS    COMMON STOCK      STOCK        EQUITY
                               ----------   ----------   ----------   ----------   ----------     ----------    ----------
Balance at August 31, 1996          5,616   $   51,568   $      369   $    5,465   $      (14)   $       (8)    $   57,380
Purchases of common stock               6           83                                                                  83
Payment on shareholder notes                                                                3                            3
Net income                                                                 1,605                                     1,605
                               ----------   ----------   ----------   ----------   ----------    ----------     ----------
Balance at March 1, 1997            5,622   $   51,651   $      369   $    7,070   $      (11)   $       (8)    $   59,071
                               ==========   ==========   ==========   ==========   ==========    ==========     ==========










                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 1, 1997 AND MARCH 2, 1996


1.  SIGNIFICANT ACCOUNTS POLICIES

     The consolidated financial statements include the accounts of Air-Tex Corporation ("Air-Tex"), ArtMold Products Corporation ("ArtMold"), Barlow Promotional Products, Inc. ("Barlow"), Key Industries, Inc. ("Key"), Radio Cap Company, Inc. ("RCC"), Norwood Travel, Inc. and Norcorp, Inc. ("Norcorp") and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report of the registrant on Form 10-K. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in product line revenue.

2.  INVENTORIES

     Inventories at March 1, 1997 and August 31, 1996 consist of (in thousands):

                                      MARCH 1,            AUGUST 31,
                                        1997                1996
                                    -----------          ---------
      Raw materials                 $    10,731          $   9,132
      Work in process                     1,241              1,099
      Finished goods                     20,969             21,592
                                    -----------          ---------
              Total                 $    32,941          $  31,823
                                    ===========          =========


3.  ACQUISITIONS

         On February 14, 1997, the Company, through its wholly-owned subsidiary Artmold, acquired substantially all of the assets of Wesburn Golf. Wesburn Golf is a leading supplier of logo-imprinted golf balls. In connection with the acquisition, the Company paid approximately $6.8 million in cash, notes payable and non-competition agreements and assumed or incurred liabilities of approximately $1.5 million.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The following is Management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and six months ended March 1, 1997 as compared to the same period ended March 2, 1996, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of August 31, 1996. The Company's results of operations for the periods discussed below were significantly affected by the acquisitions of Ocean Specialty Manufacturing Corporation (acquired in November 1995), TEE-OFF Enterprises, Inc. (acquired in January 1996), Alpha Products, Inc. (acquired in April 1996) and Wesburn Golf (acquired in February 1997) (collectively referred to as the "fiscal 1996 and 1997 acquisitions"). For further information, refer to the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

THREE MONTHS ENDED MARCH 1, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 2, 1996

     Sales for the second quarter of fiscal 1997 increased $7.2 million, or 23.9%, to $37.3 million from $30.1 million in the second quarter of fiscal 1996. Of this increase, $2.0 million was attributable to increased sales of the Company's core product lines, and $5.2 million was due to sales generated by the fiscal 1996 and 1997 acquisitions.

     Gross profit for the second quarter of fiscal 1997 increased $1.4 million, or 17.3%, to $9.9 million from $8.5 million in the second quarter of fiscal 1996. This increase was attributable to the fiscal 1996 and 1997 acquisitions and to improved margins on the Company's pre-existing businesses. Excluding the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales increased from 28.7% to 30.5%. Including the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales decreased from 28.1% to 26.6%. This decrease was attributable to the fiscal 1996 and 1997 acquisitions which operate in market segments that traditionally have lower gross profit percentages than the Company's pre-existing businesses.

     Operating expenses for the second quarter of fiscal 1997 increased $1.4 million, or 18.2%, to $8.9 million from $7.5 million in the second quarter of fiscal 1996. This increase was primarily attributable to the fiscal 1996 and 1997 acquisitions. Operating expenses as a percentage of sales decreased from 25.1% to 23.9%. This decrease is primarily a result of the effort undertaken in the fourth quarter of fiscal 1996 to consolidate operations by realigning the subsidiaries into three primary operating groups and to other cost saving initiatives undertaken by management.

     Operating income for the second quarter of fiscal 1997 increased $86,000, or 9.4%, to $1.0 million from $917,000 in the second quarter of fiscal 1996. Operating income as a percentage of sales decreased from 3.0% to 2.7%. This percentage decrease was mainly attributable to a lower contribution from the Alpha product line retail division. Excluding the Alpha division, operating income as a percentage of sales increased from 3.0% to 4.8%.

     Interest expense was $791,000 for the second quarter of fiscal 1997 compared to $709,000 in the second quarter of fiscal 1996. The increase was attributable to borrowings used to finance the fiscal 1996 and 1997 acquisitions.

     The Company's effective tax rate was 22.2% during the second quarter of fiscal 1997 compared with 57.7% in the second quarter of fiscal 1996. The Company's tax rate was favorably impacted by a partial tax refund received during fiscal 1997.

     As a result of the above, net income for the second quarter of fiscal 1997 increased $77,000, or 87.5%, to $165,000 from $88,000 in the second quarter of fiscal 1996.

SIX MONTHS ENDED MARCH 1, 1997 COMPARED WITH SIX MONTHS ENDED MARCH 2, 1996

     Sales for the first six months of fiscal 1997 increased $16.0 million, or 25.2%, to $79.4 million from $63.4 million in the first six months of fiscal 1996. Of this increase, $3.7 million was attributable to increased sales of the Company's core product lines, and $12.3 million was due to sales generated by the fiscal 1996 and 1997 acquisitions.

     Gross profit for the first six months of fiscal 1997 increased $3.0 million, or 15.7%, to $22.1 million from $19.1 million in the first six months of fiscal 1996. This increase was attributable to the fiscal 1996 and 1997 acquisitions and to improved margins on the Company's pre-existing businesses. Excluding the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales increased from 30.4% to 31.5%. Including the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales decreased from 30.1% to 27.8%. This decrease was attributable to the fiscal 1996 and 1997 acquisitions which operate in market segments that traditionally have lower gross profit percentages than the Company's pre-existing businesses.

     Operating expenses for the first six months of fiscal 1997 increased $3.2 million, or 21.2%, to $17.9 million from $14.7 million in the first six months of fiscal 1996. This increase was primarily attributable to the fiscal 1996 and 1997 acquisitions. Operating expenses as a percentage of sales decreased from 23.2% to 22.5%. This decrease is primarily a result of the effort undertaken in the fourth quarter of fiscal 1996 to consolidate operations by realigning the subsidiaries into three primary operating groups and to other cost saving initiatives undertaken by management.

     Operating income for the first six months of fiscal 1997 decreased $128,000, or 2.9%, to $4.2 million from $4.3 million in the first six months of fiscal 1996. Operating income as a percentage of sales decreased from 6.8% to 5.3%. This percentage decrease was mainly attributable to a lower contribution from the Alpha product line retail division. Excluding the Alpha division, operating income as a percentage of sales increased from 6.8% to 7.4%.

     Interest expense was $1.6 million for the first six months of fiscal 1997 compared to $1.9 million in the first six months of fiscal 1996. The decrease was attributable to the use of the proceeds received from the December 1995 stock offering to pay down debt, offset by borrowings used to finance the fiscal 1996 and 1997 acquisitions.

     The Company's effective tax rate was 38.5% during the first six months of fiscal 1997 compared with 41.6% in the first six months of fiscal 1996. The Company's tax rate was favorably impacted by a partial tax refund received during fiscal 1997.

     As a result of the above, net income for the first six months of fiscal 1997 increased $160,000, or 11.1 %, to $1.6 million from $1.4 million in the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its business activities primarily with borrowings under the bank credit facility (the "Bank Credit Facility"), notes payable to former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

     The Bank Credit Facility provides for aggregate borrowings of up to $60.0 million, comprised of a $20.0 million revolving credit facility ($14.2 million outstanding at March 1, 1997), a $21.5 million term loan facility ($10.4 million outstanding at March 1, 1997) and an $18.5 million acquisition loan facility ($14.2 million outstanding at March 1, 1997). The revolving loan facility is available to finance acquisitions and for working capital and general corporate purposes. The acquisition loan facility is available to finance acquisitions.

     Pursuant to the terms of the Bank Credit Facility, the Company is required to maintain certain financial ratios and minimum tangible net worth and is subject to a prohibition on dividends and limitations on additional indebtedness, liens, investments, issuance of stock of subsidiaries, changes in management and ownership, mergers and acquisitions, sale/leaseback transactions and sales of assets. An event of default occurs under the Bank Credit Facility if any person becomes the owner of more than 35.0% of the outstanding capital stock of the Company or if within a 12-month period, a majority of the Company's Board of Directors shall be comprised of new directors. The Company is required to make quarterly amortization payments on certain amounts outstanding under the Bank Credit Facility. The final maturity of the Bank Credit Facility is July 31, 2000. Amounts outstanding under the Bank Credit Facility bear interest at a rate equal to either the agent bank's prime rate or the London Interbank Offered Rate, plus an interest rate spread which varies based on the ratio of the Company's Consolidated Senior Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (as such terms are defined in the Bank Credit Facility). Indebtedness under the Bank Credit Facility is secured by a first lien priority security interest in substantially all the assets of the Company, including a pledge of the stock of each of the Company's subsidiaries. Additionally, any entities and assets acquired with financing under the Bank Credit Facility will serve as security. Borrowings under the Bank Credit Facility are jointly and severally guaranteed by all subsidiaries acquired or created by the Company.

     On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31 million were used to prepay indebtedness under the Bank Credit Facility. The Company may, subject to certain conditions, reborrow such amounts from time to time for general corporate purposes, including financing future acquisitions.

WORKING CAPITAL AND CAPITAL EXPENDITURES

     Net cash provided by operating activities was $2.8 million and $1.4 million for the six months ended March 1, 1997 and March 2, 1996, respectively. Capital expenditures were approximately $2.5 million and $2.0 million for the six months ended March 1, 1997 and March 2, 1996, respectively.

     During the current fiscal year, the Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowings under the Bank Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 12 months, there can be no assurance that this will be the case. The Company believes its fiscal 1997 capital expenditure requirements will be approximately $4.5 million primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties, including those set forth below, along with factors set forth in the Company's Annual Report on Form 10-K in "Business--Risk Factors". The following factors could affect the Company's results, causing such results to differ materially from those in any forward looking statement contained in this report: (i) the failure of the Company to maintain or control its internal growth or that the Company will be able to manage its expanding operations effectively; (ii) a change in risks inherent in the Company's foreign sourcing of supplies; (iii) the loss of services of one or more key management personnel; (iv) a change in the risks inherent in the Company's leverage position; (v) the loss of the Company's single supplier of Koozie(R) insulation material; and (vi) an increase in competition.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 1, 1997

                                    PART II


Item 4.  Submission to a Vote of Shareholders

     At the annual meeting of shareholders of the Company held on Tuesday, January 21, 1997, the shareholders:

     (1) Elected the following directors: Frank P. Krasovec, Robert P. Whitesell, Robert L. Seibert, John H. Wilson III, John H. Josephson, Harold Holland and Roy D. Terracina.

Election of Directors                       For            Withheld
---------------------                       ---            --------
Frank P. Krasovec                        4,416,603           3,800
Robert P. Whitesell                      4,416,603           3,800
Robert L. Seibert                        4,416,603           3,800
John H. Wilson III                       4,416,603           3,800
John H. Josephson                        4,414,603           5,800
Harold Holland                           4,366,671          53,732
Roy D. Terracina                         4,416,603           3,800


     (2) Approved an amendment to the Norwood Promotional Products, Inc. Incentive Stock Compensation Plan to increase the number of shares of Common Stock available for issuance under the Plan from 190,000 shares to 410,000 shares.

                          For             Against           Abstain
                          ---             -------           -------
                       3,674,503          738,360            7,540

     (3) Ratified the appointment by the Board of Directors of the firm of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending August 30, 1997.

                          For             Against           Abstain
                          ---             -------           -------
                       4,365,837            800             53,766

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 1, 1997

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K

6 (a)      Exhibits:

      See Index to Exhibits.


6 (b)    Reports on Form 8-K:

    The following is the date and description of the events reported on Forms 8-K filed during the second quarter of 1997:

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


                                         Norwood Promotional Products, Inc.
                                      ---------------------------------------
                                               (Registrant)


Date:  April 1, 1997                      /s/ J. Max Waits
                                      ---------------------------------------
                                                 J. Max Waits
                                        Secretary, Treasurer and Chief
                                        Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT  NUMBER     DESCRIPTION

    11.0 --        Computation of earnings per share

    27.0 --        Financial data schedule