Form 10-Q
period 1997-05-31
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1997-07-10
CIK 902793

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended May 31, 1997
                                 ------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the Transition Period From           to
                                                   -----------  -----------

Commission file number 0-21800
                       -------

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

                                 (210)341-9440
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,046,616 shares of Common Stock, no par value, as of July 7, 1997.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED MAY 31, 1997

                                                                                              PAGE NO.
                                                                                              --------
PART I.          Financial Information

         Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Income                                     3

                 Condensed Consolidated Balance Sheets                                           4

                 Consolidated Statements of Cash Flows                                           5

                 Consolidated Statements of Shareholders' Equity                                 6

                 Notes to Consolidated Financial Statements                                      7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                      8

PART II.         Other Information

         Item 5. Other Information                                                              12

         Item 6. Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                                      13

                 Index to Exhibits                                                              14

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                               -----------------------   -----------------------
                                MAY 31,       JUNE 1,     MAY 31,       JUNE 1,
                                 1997          1996        1997          1996
                               ----------   ----------   ----------   ----------
Sales                          $   54,391   $   45,034   $  133,837   $  108,488
Cost of sales                      39,334       31,379       96,702       75,749
                               ----------   ----------   ----------   ----------
Gross profit                       15,057       13,655       37,135       32,739
Operating expenses                  9,378        8,747       27,240       23,487
                               ----------   ----------   ----------   ----------
Operating income                    5,679        4,908        9,895        9,252
Interest expense                      988          765        2,593        2,634
                               ----------   ----------   ----------   ----------
Income before income taxes          4,691        4,143        7,302        6,618
Provision for income taxes          1,914        1,617        2,921        2,647
                               ----------   ----------   ----------   ----------
Net income                     $    2,777   $    2,526   $    4,381   $    3,971
                               ==========   ==========   ==========   ==========

Net income per common share:
    Primary                    $     0.52   $     0.44   $     0.78   $     0.82
    Fully Diluted                    0.52         0.44         0.78         0.82

Weighted average number
 of common shares
 outstanding:
    Primary                         5,340        5,767        5,623        4,869
    Fully Diluted                   5,340        5,767        5,623        4,869










                            See accompanying notes.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                               MAY 31, 1997   AUGUST 31, 1996
                                                                               ------------   ---------------
ASSETS                                                                          (UNAUDITED)      (AUDITED)
Current Assets:
  Cash and cash equivalents                                                    $      1,079    $      1,861
  Accounts receivable                                                                27,629          21,621
  Other receivables                                                                     858             724
  Inventories                                                                        33,430          31,823
  Prepaid expenses and other current assets                                           3,065           2,231
                                                                               ------------    ------------
    Total current assets                                                             66,061          58,260
Property, plant and equipment, net                                                   20,857          19,585
Goodwill                                                                             39,612          35,266
Deferred income taxes                                                                   751             751
Other assets                                                                          8,775           7,514
                                                                               ------------    ------------
     Total assets                                                              $    136,056    $    121,376
                                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                       $     14,410    $     10,269
  Accrued liabilities                                                                 5,061           5,920
  Income taxes payable                                                                1,168             129
  Current portion of long-term debt                                                   7,501           6,694
                                                                               ------------    ------------
    Total current liabilities                                                        28,140          23,012
Long-term debt, excluding current portion                                            53,446          40,984
Shareholders' equity:
  Common stock, no par value; 20,000,000 shares authorized;
  5,623,146 and 5,615,791 shares issued at May 31, 1997 and August 31, 1996,
  respectively                                                                       51,654          51,568
  Additional paid-in capital                                                            369             369
  Less cost of treasury stock, 576,530 and 1,430 shares at May 31, 1997
  and August 31, 1996, respectively                                                  (7,391)             (8)
  Retained earnings                                                                   9,846           5,465
                                                                               ------------    ------------
                                                                                     54,478          57,394
  Less receivables for purchase of common stock                                          (8)            (14)
                                                                               ------------    ------------
    Total shareholders' equity                                                       54,470          57,380
                                                                               ------------    ------------
    Total liabilities and shareholders' equity                                 $    136,056    $    121,376
                                                                               ============    ============



                            See accompanying notes.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                              ------------------------
                                                                                MAY 31,       JUNE 1,
                                                                                 1997          1996
                                                                              ----------    ----------
OPERATING ACTIVITIES
Net income                                                                    $    4,381    $    3,971
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                                     3,197         2,064
  Amortization                                                                     2,940         2,522
  (Gain) loss on sale of property & equipment                                       --             (20)
Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                            (4,621)       (3,964)
   Inventory                                                                      (1,350)       (2,150)
   Prepaid expenses and other                                                     (1,413)         (523)
   Other receivables                                                                (134)          261
   Accounts payable                                                                2,051          (354)
   Accrued liabilities                                                            (1,197)         (380)
   Income taxes payable                                                            1,061           (55)
                                                                              ----------    ----------
Net cash provided by operating activities                                          4,915         1,372

INVESTING ACTIVITIES
Business acquisitions, net of cash                                                (8,229)      (17,736)
Purchase of property, plant & equipment                                           (3,490)       (3,116)
Proceeds from retirement of property, plant & equipment                               44            27
                                                                              ----------    ----------
Net cash used in investing activities                                            (11,675)      (20,825)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                      61,140        50,450
Payments on long-term debt                                                       (47,871)      (62,915)
Debt refinancing fees                                                               --             (36)
Proceeds on common stock options and shareholder notes                                92           240
Purchase of treasury stock                                                        (7,383)         --
Proceeds from stock offering                                                        --          30,990
                                                                              ----------    ----------
Net cash provided by financing activities                                          5,978        18,729
                                                                              ----------    ----------
Net change in cash                                                                  (782)         (724)
Cash at beginning of period                                                        1,861         2,174
                                                                              ----------    ----------
Cash at end of period                                                         $    1,079    $    1,450
                                                                              ==========    ==========



                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)




                                                               ADDITIONAL             RECEIVABLES FOR    COST          TOTAL
                                        COMMON STOCK            PAID-IN      RETAINED   PURCHASES OF   OF TREASURY  SHAREHOLDERS'
                                     SHARES       AMOUNT        CAPITAL      EARNINGS   COMMON STOCK     STOCK         EQUITY
                                   ----------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at August 31, 1996              5,616    $   51,568    $      369   $    5,465   $      (14)   $       (8)   $   57,380
Exercise of common stock options            7            86                                                                  86
Payment on shareholder notes                                                                      6                           6
Purchase of treasury stock                                                                                 (7,383)       (7,383)
Net income                                                                       4,381                                    4,381
                                   ----------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at May 31, 1997                 5,623    $   51,654    $      369   $    9,846   $       (8)   $   (7,391)   $   54,470
                                   ==========    ==========    ==========   ==========   ==========    ==========    ==========










                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED MAY 31, 1997 AND JUNE 1, 1996


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

2.  INVENTORIES

         Inventories at May 31, 1997 and August 31, 1996 consist of (in thousands):

                                             MAY 31,     AUGUST 31,
                                              1997          1996
                                            ----------   ----------
                          Raw materials     $   10,859   $    9,132

                          Work in process        1,011        1,099

                          Finished goods        21,560       21,592
                                            ----------   ----------
                                  Total     $   33,430   $   31,823
                                            ==========   ==========

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

         The following is management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and nine months ended May 31, 1997 as compared to the same period ended June 1, 1996, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of August 31, 1996. The Company's results of operations for the periods discussed below were significantly affected by the acquisitions of Ocean Specialty Manufacturing Corporation (acquired in November 1995), TEE-OFF Enterprises, Inc. (acquired in January 1996), Alpha Products, Inc. (acquired in April 1996) and Wesburn Golf (acquired in February 1997) (collectively referred to as the "fiscal 1996 and 1997 acquisitions"). For further information, refer to the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

THREE MONTHS ENDED MAY 31, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 1, 1996

         Sales for the third quarter of fiscal 1997 increased $9.4 million, or 20.8%, to $54.4 million from $45.0 million in the third quarter of fiscal 1996. Of this increase, $2.0 million was attributable to increased sales of the Company's core product lines which represents an increase of 5.6%, and $7.4 million was due to sales generated by the fiscal 1996 and 1997 acquisitions.

         Gross profit for the third quarter of fiscal 1997 increased $1.4 million, or 10.3%, to $15.1 million from $13.7 million in the third quarter of fiscal 1996. This increase was attributable to the fiscal 1996 and 1997 acquisitions and to improved margins on the Company's core businesses. Excluding the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales increased from 33.6% to 35.4%. Including the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales decreased from 30.3% to 27.7%. This decrease in gross profit margin was primarily attributable to the fiscal 1996 and 1997 acquisitions of imprinted golf ball companies which operate in a market segment that traditionally has a lower gross profit percentage than the Company's core businesses.

         Operating expenses for the third quarter of fiscal 1997 increased $631,000, or 7.2%, to $9.4 million from $8.8 million in the third quarter of fiscal 1996. This increase was primarily attributable to the fiscal 1996 and 1997 acquisitions. Operating expenses as a percentage of sales decreased from 19.4% to 17.2%. This decrease is primarily a result of the effort undertaken in the fourth quarter of fiscal 1996 to consolidate operations by realigning the subsidiaries into three primary operating groups and to other cost saving initiatives undertaken by management.

         Operating income for the third quarter of fiscal 1997 increased $771,000, or 15.7%, to $5.7 million from $4.9 million in the third quarter of fiscal 1996. Operating income as a percentage of sales decreased from 10.9% to 10.4%. This percentage decrease was mainly attributable to a lower contribution from the Alpha direct markets and convenience store divisions. Excluding the results of all Alpha divisions, operating income as a percentage of sales increased from 11.3% to 12.7%.

         Interest expense was $1.0 million for the third quarter of fiscal 1997 compared to $765,000 in the third quarter of fiscal 1996. The increase was attributable to borrowings used to finance the fiscal 1996 and 1997 acquisitions and to purchase 575,100 shares of the Company's common stock.

         The Company's effective tax rate was 40.8% during the third quarter of fiscal 1997 compared with 39.0% in the third quarter of fiscal 1996. The 1997 third quarter effective tax rate reflects the expected fiscal 1997 tax rate before taking into account any tax refunds received during the first half of 1997.

         As a result of the above, net income for the third quarter of fiscal 1997 increased $251,000, or 9.9%, to $2.8 million from $2.5 million in the third quarter of fiscal 1996.

NINE MONTHS ENDED MAY 31, 1997 COMPARED WITH NINE MONTHS ENDED JUNE 1, 1996

         Sales for the first nine months of fiscal 1997 increased $25.3 million, or 23.4%, to $133.8 million from $108.5 million in the first nine months of fiscal 1996. Of this increase, $5.6 million was attributable to increased sales of the Company's core product lines which represents an increase of 5.9%, and $19.7 million was due to sales generated by the fiscal 1996 and 1997 acquisitions.

         Gross profit for the first nine months of fiscal 1997 increased $4.4 million, or 13.4%, to $37.1 million from $32.7 million in the first nine months of fiscal 1996. This increase was attributable to the fiscal 1996 and 1997 acquisitions and to improved margins on the Company's core businesses. Excluding the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales increased from 31.8% to 32.9%. Including the fiscal 1996 and 1997 acquisitions, gross profit as a percentage of sales decreased from 30.2% to 27.7%. This decrease in gross profit margin was primarily attributable to the fiscal 1996 and 1997 acquisitions of imprinted golf ball companies which operate in a market segment that traditionally has a lower gross profit percentage than the Company's core businesses.

         Operating expenses for the first nine months of fiscal 1997 increased $3.7 million, or 16.0%, to $27.2 million from $23.5 million in the first nine months of fiscal 1996. This increase was primarily attributable to the fiscal 1996 and 1997 acquisitions. Operating expenses as a percentage of sales decreased from 21.6% to 20.4%. This decrease is primarily a result of the effort undertaken in the fourth quarter of fiscal 1996 to consolidate operations by realigning the subsidiaries into three primary operating groups and to other cost saving initiatives undertaken by management.

         Operating income for the first nine months of fiscal 1997 increased $643,000, or 6.9%, to $9.9 million from $9.3 million in the first nine months of fiscal 1996. Operating income as a percentage of sales decreased from 8.5% to 7.4%. This percentage decrease was mainly attributable to a lower contribution from the Alpha direct markets and convenience store divisions. Excluding the results of all Alpha divisions, operating income as a percentage of sales increased from 8.5% to 9.6%.

         Interest expense was $2.6 million for the first nine months of fiscal 1997 and fiscal 1996. Interest expense in 1996 and 1997 was affected by the use of the proceeds received from the December 1995 stock offering to pay down debt, offset by borrowings used to finance the fiscal 1996 and 1997 acquisitions and to purchase 575,100 shares of the Company's common stock.

         The Company's effective tax rate was 40.0% during the first nine months of fiscal 1997 and fiscal 1996.

         As a result of the above, net income for the first nine months of fiscal 1997 increased $410,000, or 10.3%, to $4.4 million from $4.0 million in the first nine months of fiscal 1996.

OUTLOOK FOR FOURTH QUARTER 1997

         The results of the Alpha direct markets and convenience store divisions for the third quarter and for the first nine months of fiscal 1997 were disappointing. While Alpha's promotional products division has exceeded management's sales target, sales at Alpha's direct markets and convenience store divisions have lagged and will continue to suffer in the fourth quarter. Alpha's direct markets and convenience store divisions sales are characterized by large orders and therefore, these sales have a much greater degree of unpredictability than the Company's other businesses. Alpha's results have adversely impacted the Company's profitability and will continue to impact the Company's results in the fourth quarter. Based on this trend at Alpha and information currently available to management, the Company expects to report earnings in a range of $0.20 to $0.25 per share for the fourth quarter and $1.00 to $1.05 per share for the fiscal year ending August 31, 1997. If the results of all Alpha divisions were excluded, management estimates that earnings would be in a range of $0.25 to $0.30 per share for the fourth quarter, and $1.30 to $1.35 per share for the fiscal year. Management has concluded that it must explore alternatives for Alpha and has instituted a process of identifying and evaluating various alternatives.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its business activities primarily with borrowings under the bank credit facility (the "Bank Credit Facility"), notes payable to former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

         The Bank Credit Facility provides for aggregate borrowings of up to $60.0 million, which has been amortized to $55.0 million at May 31, 1997 by principal payments on the term loan facility of $5.0 million. The Bank Credit Facility is comprised of a $20.0 million revolving credit facility ($14.8 million outstanding at May 31, 1997), a $16.5 million term loan facility ($16.3 million outstanding at May 31, 1997) and an $18.5 million acquisition loan facility ($14.2 million outstanding at May 31, 1997). The revolving loan facility is available to finance acquisitions and for working capital and general corporate purposes. The acquisition loan facility is available to finance acquisitions.

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

WORKING CAPITAL AND CAPITAL EXPENDITURES

         Net cash provided by operating activities was $4.9 million and $1.4 million for the nine months ended May 31, 1997 and June 1, 1996, respectively. Capital expenditures were approximately $3.5 million and $3.1 million for the nine months ended May 31, 1997 and June 1, 1996, respectively.

         During the current fiscal year, the Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowings under the Bank Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 12 months, there can be no assurance that this will be the case. The Company believes its capital expenditure requirements for the fourth quarter of 1997 will be approximately $0.5 million primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

FORWARD LOOKING STATEMENTS

         This report, including the discussion under the caption "Outlook for Fourth Quarter 1997" above, contains forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties, including those set forth below, along with factors set forth in the Company's Annual Report on Form 10-K in "Business--Risk Factors". The following factors could affect the Company's results, causing such results to differ materially from management's estimates referred to under "Outlook for Fourth Quarter 1997" and in other forward looking statements contained in this report: (i) non-recurring charges, if any, related to acquired businesses (ii) the failure of the Company to maintain or control its internal growth or that the Company will be able to manage its expanding operations effectively; (iii) the risks inherent in the Company's foreign sourcing of supplies; (iv) the loss of services of one or more key management personnel; (v) the risks inherent in the Company's leverage position; and (vi) an increase in competition.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1997

                                    PART II



Item 5.  Other Information

     On June 19, 1997, the Company announced that it had obtained a commitment from a financial institution to provide the Company $125 million aggregate principal amount of senior secured credit facilities. These facilities would replace the Company's existing Bank Credit Facility. The commitment is subject to the satisfactory completion of ongoing due diligence, the negotiation, execution and delivery of definitive documentation and other conditions. There can be no assurance that these conditions will be satisfied or that the proposed credit facilities will be obtained by the Company.

Item 6.  Exhibits and Reports on Form 8-K

6 (a)      Exhibits:

     See Index to Exhibits.


6 (b)    Reports on Form 8-K:

     The following is the date and description of the events reported on Forms 8-K filed during the third quarter of 1997:

     Date of Earliest Event
     Reported on Form 8-K              Description
     --------------------              -----------
     April 8, 1997                     Purchase 526,700 shares of the Company's
                                       common stock

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Norwood Promotional Products, Inc.
                               ------------------------------------------------
                                                  (Registrant)


Date:  July 8, 1997                       /s/ J. Max Waits
                               ------------------------------------------------
                                              J. Max Waits
                               Secretary, Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT  NUMBER     DESCRIPTION

     11.0     Computation of earnings per share

     27.0     Financial data schedule