Form 10-K
period 1997-08-30
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1997-11-26
CIK 902793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended AUGUST 30, 1997

                         Commission file number 0-21800

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                               74-2553074
(State or other Jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

106 E. SIXTH STREET, SUITE 300, AUSTIN, TEXAS                       78701
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---  ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
          ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 1997 was approximately $56,100,000 based upon the last sales price on November 24, 1997 on the NASDAQ National Market for the Company's common stock. The registrant had 5,070,043 shares of Common Stock outstanding on November 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-K
                           YEAR ENDED AUGUST 30, 1997

                                                                                               PAGE NO.
                                                                                               --------

                                     PART I

Item 1.   Business                                                                                 3
Item 2.   Properties                                                                              18
Item 3.   Legal Proceedings                                                                       19
Item 4.   Submission of Matters to a Vote of Security Holders                                     19

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters                   19
Item 6.   Selected Financial Data                                                                 19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                         21
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                              27
Item 8.   Financial Statements and Supplementary Data                                             28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                         51

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                      51
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management                          51
Item 13.  Certain Relationships and Related Transactions                                          51

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                         51

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

GENERAL

     The Company is a leading supplier of promotional products in the United States. The Company has grown, through internal growth and selective acquisitions, from sales of $49.3 million in fiscal 1993 to $175.8 million in fiscal 1997, and from income from continuing operations of $1.8 million in fiscal 1993 to $6.1 million in fiscal 1997. The Company has been active in expanding its product lines in the major product categories and price points in the promotional products industry through a series of acquisitions. The Company acquired the certain assets of Wesburn Golf and Country Club, Inc. (the "Wesburn acquisition") and DM Apparel, Inc. (the "DMA acquisition") in February 1997. The Company acquired Tee-Off Enterprises, Inc. (the "Tee-Off acquisition") and Alpha Products, Inc. (the "Alpha acquisition") in January and April 1996, respectively. The Company acquired the assets of The Bob Allen Companies, Inc. (the "Bob Allen acquisition"), Designer Plastics, Inc. (the "Designer Line acquisition"), BTS Group (the "BTS acquisition") and Ocean Specialty Manufacturing Corporation (the "Ocean acquisition") in March, June, July and November, 1995, respectively. These acquisitions followed the purchases of the assets of Key Industries, Inc. (the "Key acquisition") in May 1994 and Barlow Specialty Advertising, Inc. (the "Barlow acquisition") in May 1992 and the purchase of all of the stock of ArtMold Products Corporation (the "ArtMold acquisition") in July 1994.

     The Company's operating companies and their major product lines are:

Group   Operating Companies                       Product Lines
-----   -------------------                       -------------

RADIO CAP GROUP:
    Radio Cap Company, Inc. (RCC)                 RCC(TM), Trendco(TM), Koozie(R) and Alpha Products(TM)
    Air-Tex Corporation (Air-Tex)                 Air-Tex(R), Designer Line(R)_and DM Apparel(TM)
BARLOW GROUP:
    Barlow Promotional Products, Inc. (Barlow)    Barlow(R) , BTS(TM), Value Line(TM) and Salm(R)
    ArtMold Products Corporation (ArtMold)        The Action Line(R), Tee-Off(TM) and Wesburn Golf(TM)
    Key Industries, Inc. (Key)                    Econ-O-Line(R) and The California Line(TM)

PROMOTIONAL PRODUCTS INDUSTRY

     Promotional products are functional items imprinted with the name, logo or message of an advertiser and are typically given free by the advertiser to a target audience to generate goodwill and repeat advertising exposure. The United States market for promotional products, measured by sales of distributors to advertisers, has grown from approximately $4.5 billion in 1989 to approximately $9.5 billion in 1996, according to data published by The Counselor, an industry trade publication. The promotional products industry is highly fragmented, with the 20 largest suppliers accounting for approximately 20% of total industry sales in 1996. The industry includes over 2,500 suppliers, including the Company, who decorate and customize products, and over 15,000 independent distributors who solicit orders from and sell directly to advertisers.

     The Company believes that the growth of the industry in recent years has resulted from the greater acceptance by advertisers of promotional products as an important form of advertising and an increase in the number of distributors. Promotional product advertising generally represents a lower cost alternative to more traditional advertising media and, because promotional products are designed for use or display, they provide repeat exposure of an advertiser's message to a targeted audience. Some of the largest purchasers of promotional products are healthcare providers, banks, insurance agencies, pharmaceutical and high technology companies.

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

Expanding Product Offerings

     The Company has increased the number of products and product lines it offers through acquisitions and by developing new products and new imprinting and decorating techniques and applications. Since 1983, the Company has expanded its product offerings from approximately ten individual products within one product category to approximately 2,400 products in eight major product categories. The broad range of its product offerings, in part, has enabled the Company to expand its primary customer base to more than 11,900 independent distributors.

Enhancing Customer Service and Coordinated Marketing

     Providing a high level of service to customers is a key element of the Company's marketing strategy. The Company offers toll-free telephone service for orders and other customer needs and places an emphasis on customer service by sales and order-entry staff. Several of the Company's largest operating companies have formed key account groups to provide customer service and sales support to their largest distributors. The Company has also installed systems providing credit approval at all operating companies for each distributor who has an account with any other operating company.

     While each operating company handles its own customer service, the Company has begun to coordinate sales and marketing activities among the operating companies. Over the last two years, the Company has realigned its operating companies and product lines into two groups: the Radio Cap Group and the Barlow Group. This realignment is designed to allow the Company's core operating companies to provide sales and marketing support for smaller operating companies and new acquisitions. Management of the Company believes that the realignment of product lines into strategic groups will allow the Company to better coordinate sales and marketing of all product lines to the Company's large base of distributors.

     The Company has introduced several catalogs on top-selling products from each of the Company's product lines to demonstrate the scope of the Company's product offerings and to introduce its products to distributors familiar with some but not all of the operating companies and their respective product lines. Sales staff of the operating companies also make joint sales presentations to distributors. The Company believes that its coordinated marketing efforts will lead to increased awareness of the Company's brands by distributors and enable the Company to obtain increased revenue from distributors for its existing product lines, new products and newly acquired brands.

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

Improving Management and Operating Systems

     The promotional products industry is characterized by the processing of a large number of small, custom- imprinted orders. The Company has become a leader in the promotional products industry through the rapid fulfillment of customer orders and in responsive and professional customer service. The Company has implemented advanced management systems, such as Manufacturing Resource Planning ("MRP II"), a pull order-flow processing system and statistical process controls. Through these measures, the Company believes it has achieved a significant reduction in order processing times, increased production efficiency and increased processing capacities. In addition, various managers from the operating companies meet regularly to exchange information regarding sales and marketing trends, imprinting methods, information systems, new technologies and training.

ACQUISITIONS

     The promotional products industry is highly fragmented and is characterized by numerous suppliers and independent distributors. There are over 2,500 suppliers in the industry, most of which are small, closely held or family owned businesses offering a limited number and range of products. To date, the industry has not experienced significant consolidation.

     The Company seeks acquisitions which it believes will enable it to accomplish some or all of the following objectives: (i) expand its product offerings by adding new brands, penetrate a new product category, expand the number and variety of products in an existing category or cover a major price point in a specific product category; (ii) broaden its distribution network; or
(iii) leverage its management and operating systems to improve the processing efficiency of recently acquired businesses.

     Since 1983, the Company has diversified its product lines and increased its market presence through internal growth and a series of strategic acquisitions. The Company has completed the following acquisitions since 1992:

     o In May 1992, the Company completed the Barlow acquisition, including the Barlow (R) and Salm (R) product lines, adding new products that enabled the Company to enter the recognition awards and business gifts and pocket specialties and accessories product categories and to expand its product offerings to cover all of the major price points in the promotional products industry.

     o In April 1993, the Company acquired a ceramic mug imprinting facility in Pittsburgh, Pennsylvania. The addition of this facility for mugs and glassware, which incur significant freight charges when shipped over long distances, has enabled the Company to be more price competitive in the Northeastern United States.

     o In May 1994, the Company completed the Key acquisition, in which it acquired a supplier of economically priced promotional products such as paper products, plastic items, pens, magnets and buttons. The addition of these products augmented the Company's pocket specialties and desk and business accessories categories.

     o In July 1994, the Company completed the ArtMold acquisition, expanding its offerings in the writing instruments, pocket specialties and desk accessories categories, and adding a line of golf items such as tees, ball markers and divot repair tools.

     o In March and June 1995, the Company entered the textiles product category by adding sport, travel, and tote bags to its product lines with the Air-Tex and Designer Line acquisitions.

     o In July 1995, the Company completed the BTS acquisition, in which it acquired a supplier of high-quality recognition and gift items. This acquisition further expanded the Company's high-end recognition awards and business gifts product line.

     o In November 1995, the Company completed the Ocean acquisition expanding the Company's pocket specialties and desk and business accessories lines.

     o In January 1996, the Company completed the Tee-Off acquisition in which it acquired a supplier of custom imprinted golf balls and accessories, which augmented the golf accessories offered by the Company.

     o In April 1996, the Company completed the Alpha acquisition, in which it acquired a supplier of custom imprinted drinkware, further expanding the Company's product line of insulated beverage products, mugs and glassware.

     o In February 1997, the Company completed the Wesburn acquisition, in which it acquired a supplier of custom imprinted golf balls. With the Tee-Off and Wesburn acquisitions, the Company has become a leading supplier of custom imprinted golf balls.

     o In February 1997, the Company completed the DMA acquisition, in which it acquired a supplier of jackets, further expanding the Company's wearables product category with a new product line.

PRODUCT CATEGORIES

     The Company currently supplies approximately 2,400 custom-imprinted items to over 11,900 independent distributors nationwide through its operating companies. The Company's products are primarily marketed at price points ranging from $0.50 to $50.00 in eight general categories:

     o Sporting goods and leisure products: Koozie (R) beverage insulators, sport bottles, cups and insulated coolers, custom imprinted golf balls.

     o Wearables: golf, fashion and baseball-style caps and other headwear, jackets.

     o    Mugs and glassware: porcelain, ironstone and plastic mugs, glassware.

     o    Textiles: sport, travel and tote bags.

     o    Writing instruments: pens, pencils, markers and gift sets.

     o Recognition awards and business gifts: rosewood, walnut and laminated wood awards, crystal awards, plaques, brass coasters, briefcases and portfolios, and other business gift items.

     o Pocket specialties and accessories: tape measures, pocket knives, key chains and holders, buttons, badges, magnets and lapel pins, and other pocket specialty items.

     o Desk and business accessories: desk accessories, note pads and other paper products, and personal gift items.

     The following table sets forth the amount and percentages of the Company's sales for its product categories over the past three fiscal years.

                                                               FISCAL YEAR
                                                          (Dollars in thousands)

                                                 1995                 1996 (b)              1997 (b)
                                        -------------------- ---------------------  --------------------
                                                      % OF                   % OF                  % OF
                                         SALES       SALES    SALES         SALES    SALES        SALES
                                        -------     -------- --------      -------  --------    --------

Sporting goods and leisure products    $ 22,678        21.8% $ 34,200        23.7% $ 56,019        31.9%
Wearables                                14,523        14.0    15,817        11.0    16,195         9.2
Mugs and glassware                       13,027        12.5    17,180        11.9    23,294        13.2
Textiles                                  9,387         9.0    19,997        13.9    20,671        11.8
Writing instruments                       8,672         8.4     8,872         6.2     9,375         5.3
Recognition and business gifts            1,231         1.2     6,049         4.2     6,081         3.5
Pocket specialties and accessories
 and desk and business accessories(a)    34,341        33.1    41,932        29.1    44,200        25.1
                                       --------     -------  --------      ------  --------      ------

       Total                           $103,860       100.0% $144,048       100.0% $175,835       100.0%
                                       ========     =======  ========      ======  ========      ======

(a) Separate results for these two product categories are not available for the periods presented.

(b) Excludes sales from the Alpha Products retail division, which has been discontinued.

Sporting Goods and Leisure Products

     The Company's sporting goods and leisure products consist primarily of Koozie (R) insulated beverage products, sports bottles and custom imprinted golf balls.

     The Company acquired its Koozie (R) product line in 1984, which originally consisted of a single product, the Koozie (R) beverage insulator. A Koozie (R) beverage insulator is a customized colored foam sleeve with a bottom that fits around a beverage can or bottle for insulation. The Company believes it is the leading supplier of beverage insulators in the United States promotional products industry. Since 1984, the Company has expanded this product line to include 27 products marketed in a variety of colors and styles. Koozie(R) products accounted for $24.3 million, or 13.8%, of the Company's sales in fiscal 1997.

     Through the Alpha acquisition in fiscal 1996, the Company now offers a wider variety of sports bottles and other insulated beverage products. Sales from the Alpha Products promotional products division amounted to $17.5 million in fiscal 1997.

     Through the Tee-Off acquisition in fiscal 1996 and the Wesburn acquisition in fiscal 1997, the Company expanded its golf accessories line to include custom imprinted golf balls. The Company believes it is a leading supplier of custom imprinted golf balls in the United States promotional products industry. Sales from the Tee-Off and Wesburn Golf divisions amounted to $22.6 million in fiscal 1997.

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

     In February 1997, the Company expanded into the jacket product line with the DMA acquisition. With the DMA acquisition, the Company plans to offer both import and domestic jackets in a variety of styles, colors and fabrics. Sales from the DM Apparel division amounted to $1.9 million in fiscal 1997.

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

Textiles

     Through the Air-Tex and Designer Line acquisitions in fiscal 1995, the Company entered the textiles product category by adding sport, travel, and tote bags. This product line consists of both import and domestic bags marketed under the tradenames Air-Tex (R) and Designer Line (R).

Writing Instruments

     In fiscal 1991, the Company began marketing economically priced writing instruments, including pens, pencils, and gift sets, along with retractable pens and highlighters. In fiscal 1992, with the Barlow acquisition, the Company expanded into marketing higher-priced writing instruments. Through the Key and ArtMold acquisitions in fiscal 1994, the writing instrument lines were further expanded to include mid-priced styles which rounded out all price point ranges.

Recognition Awards and Business Gifts

     Through the Barlow acquisition in May 1992, the Company began to offer its recognition and award items and business gifts generally under the Salm(R)_brand. The products in this line make creative and distinctive awards and gifts and are generally highly customized. Because it is a high-end product line, the recognition awards and business gifts are more oriented toward corporate gifts and awards than strictly to advertising uses. With the BTS acquisition in fiscal 1995, the Company expanded into products incorporating decorative brass medallions in items such as coasters, wall and desk plaques, picture frames, and other custom products.

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

OPERATIONS

     A key to the Company's internal growth has been its ability to process rapidly a large number of small, custom- imprinted orders at competitive prices while maintaining a high level of product quality. During fiscal 1997, the Company processed approximately 500,000 orders with an average order size of approximately $350. For most products, the Company ships orders on a rapid response basis, generally within one to two weeks after receipt of an order.

     Over the past two years, the Company has realigned its operating companies into two groups: the Radio Cap Group and the Barlow Group. This realignment reflects a restructuring of the Company's sales and marketing functions and other organizational changes that are designed to provide enhanced operational, sales and marketing support by the Company's existing operating companies for the more recently acquired operating companies and divisions. For example, in order to maximize selling efforts, the number of sales staff was increased in these groups while the territory covered by each salesperson was decreased. This allows each salesperson to offer a greater variety of products to a more focused group of distributors. This realignment also makes over 11,900 distributors more accessible to the smaller operating companies, each of which previously sold to between 1,500 and 3,000 distributors.

     Each operating group has a separate management team, lead by a group president with substantial experience in the promotional products industry. The Company has assembled a management team with significant industry experience to implement its business strategy. The executive officers of the Company and the group presidents have an average of 14 years experience in the promotional products industry. The Company gives the management of the operating groups significant autonomy. The Company believes that it is able to be more responsive to its distributors, the substantial majority of which are relatively small operations in a highly fragmented industry, by delegating authority to management of the operating groups. In particular, each operating company concentrates its sales and marketing efforts on specific product lines, enabling it to more effectively penetrate the distribution network. The presence of a strong management team at each operating group also allows the Company to maintain the focus of its corporate staff on the continued growth of the Company and the coordination and implementation of the Company's strategic objectives.

     The Company has implemented various management and operational systems at the operating companies. These systems are continually evaluated by management, and systems which have proven successful at one operating company are introduced at other operating companies where appropriate.

Strategic Initiatives

     During the fourth quarter of 1997, the Company decided to discontinue the operations of the Alpha Products retail division ("retail division"). Alpha Products historically had poor operating results prior to the Alpha acquisition in April 1996. The Company acquired the Alpha Products assets with the intention of improving its promotional products division, as well as taking advantage of its retail division. The Alpha Products promotional products division sold to the same distributor base as the Company. The retail division, however, represented a new customer base that mainly consisted of mass merchandisers and convenient stores. The Company hoped to stabilize Alpha Products deteriorating retail customer base and then introduce some of the Company's existing products into this retail division, thus creating one or more new distribution networks for its products.

     Following the Alpha acquisition, the Company was able to improve and grow the Alpha Products promotional division, which is where the Company's management team has industry experience. The retail division, however, continued to deteriorate. The retail customer base was in much worse shape than originally thought and the Company determined that it did not have the expertise to effect a turnaround in this division. The Company has decided to discontinue the retail division and is currently negotiating with a prospective buyer for its assets and business. The Company will close the Lithia Springs, Georgia facility where Alpha Products is presently located. As a result, the operations of the Alpha Products promotional products division, which the Company believes is a viable growing business, will be relocated to other existing Company facilities.

     The Company is also in the process of evaluating other divisions to determine whether they fit with the Company's business strategy. In first quarter of fiscal 1998, the Company sold Air-Tex's Bob Allen Sportswear division. The Bob Allen Sportswear division is a manufacturer of shooting accessories for the hunting industry. The Company determined that this division did not fit with the Company's business strategy since it did not serve the promotional industry and it was not in an industry in which the Company wanted to participate. The impact of the sale of Bob Allen Sportswear division is not material to the financial results of the Company.

Management Systems

     The Company utilizes a number of management systems designed to reduce order processing time, enhance planning, lower operating costs and improve customer service. The MRP II systems in place at various operating companies, which are based upon sales forecasts, are designed to enable the Company to plan labor, inventory and other resource requirements in order to meet customers' delivery requirements and maximize processing efficiency. Certain operating companies utilize a specially designed pull order-flow processing system designed to process a large number of orders efficiently and economically. Additionally, certain operating companies utilize a bar-coding system to monitor the status of orders within the production cycle. These systems are designed to enable the Company to quickly respond to customer inquiries and adjust shipping schedules to meet customer demands.

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

     The Company utilizes computer communication technology, such as electronic data interface system ("EDI") and 'Internet E-mail', designed to improve order processing and expedite shipments. The Company receives orders electronically from several of its largest customers through an industry-wide EDI system. RCC allows its largest customers to obtain real-time information on the status of their orders through its own EDI and 'Internet E-mail' system.

Product Development

     The Company believes that a key to its success is its ability to expand product offerings by developing new products, imprinting techniques and by applying existing imprinting and decorating methods to create new products.

     The Company is developing new products that should capitalize on its proprietary SpectraColor printing process, which is designed to provide a low cost method to process multi-color imprints. The Company continues to work with suppliers and distributors in all product categories to identify opportunities to add value to best-selling products without increasing the cost to the distributor. The Company is also working toward utilizing and joining forces with a network of other suppliers to provide a more regional presence, creating shorter lead times and lower freight costs for distributors.

     The recent realignment of the operating companies allows for the exchange of materials and processes. The Company also evaluates materials and processes from other industries for adaptation into the Company's products. Research into emerging imprint technologies, including digital direct printing, laser imaging, heat applied graphics and photopoymer through dimensional graphics is ongoing.

     New overseas supplier relationships are continually being developed to decrease costs of existing products and assist in the development of new products and additional product lines in wood, metal, glass and textiles.

Custom Decorating and Manufacturing Processes

     Each of the operating companies has a full-service graphic arts department to assist customers in generating custom graphics. The Company applies custom graphics to promotional products using a variety of decorating processes such as silk-screening, screen transfer, embroidering, engraving (including laser engraving), vinyl screen printing, cloisonne enameling (enamels baked at high temperatures) and hot stamping. Each arts department is also available to assist customers or advertisers in creating original artwork. All operating companies have installed systems to receive customer artwork electronically. The Company has implemented a system to link the arts departments to allow designs created for an advertiser at one operating company to be used throughout the Company, eliminating the need to recreate the same design for that advertiser at other operating companies. The Company also seeks to improve processing efficiency by coordinating work flow among various arts departments.

     All of the mugs and glassware, plastic molded products and writing instruments, as well as most caps and other headwear and certain sport, travel and tote bags sold by the Company are manufactured in blank (i.e. , without decoration) by third party suppliers according to Company specifications. Koozie
(R) beverage
insulators, note pads and other paper products, brass and laminated wood awards, domestic jackets, and the remaining caps, other headwear, and domestic sport, travel and tote bags are manufactured by the operating companies at the Company's production facilities.

Sales and Marketing

     During fiscal 1997, the Company sold its products to approximately 11,900 customers, mainly independent promotional product distributors. In fiscal 1997, the Company's ten largest customers accounted for approximately 12% of the Company's total sales, and no one customer accounted for more than 3% of sales. The Company's largest customers are among the largest distributors in the industry based on sales.

     Generally, before a customer orders a product from the Company, the customer has already received an order for the product from an advertiser. The Company's products are sold on the basis of purchase orders. Established customers generally have 30-day payment terms, and newer customers purchase products from the Company on the basis of payment before processing. As a result of its credit management practices, the Company has experienced bad debt expense, as a percentage of sales, of less than 0.25% for each of the past three fiscal years.

     The Company believes that most other promotional products suppliers sell only through independent multi-line sales representatives who serve more than one supplier. The Company's operating companies employ a total of 30 salespeople to market products in regional territories covering the United States, and 139 customer-service personnel to support these salespeople. The Company believes that this direct sales staff gives the Company a competitive advantage by allowing more focused selling efforts.

     The Company's sales staff attends industry trade shows and makes sales calls on distributors and other potential customers. Each operating company distributes annual product catalogs. From time to time, the Company produces an intercompany product catalog that features the top-selling products from each of its operating companies. Key employees of the Company and each of its operating companies also conduct coordinated marketing presentations to distributors throughout the United States.

SUPPLIERS

     During fiscal 1997, the Company derived a significant portion of its sales from products supplied by manufacturers located in China, Taiwan, Sri Lanka, Bangladesh, Korea, Japan, Canada, Hong Kong, India, Philippines, Cambodia, Germany, and Italy. The Company's senior management and agents periodically visit its foreign suppliers to observe the manufacture of products and to help ensure timely delivery and compliance with Company manufacturing specifications. Representatives from the Company's leading suppliers periodically visit the Company's facilities to review quality standards and product specifications. The Company is not a party to any long-term contractual arrangements with any supplier and relies on its long-term relationships to ensure timely delivery of quality products.

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

COMPETITION

     The promotional products industry is highly fragmented and competitive. The Company competes with a large number of other promotional products suppliers, some of which have diversified product offerings, and others that market only a limited number of products or lines. The Company competes primarily on the basis of customer service and price. Certain competitors are divisions of significantly larger companies that have substantially greater financial and other resources than the Company. While the Company has competitors within each of its product lines, no one supplier competes with the Company in all of its lines. In addition, entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The Company believes it is difficult to manage and process efficiently large numbers of small orders and produce a high-quality product and that its processing efficiency gives the Company a competitive advantage within the industry. The Company believes its established relationships with distributors gives it an advantage over its competitors, especially new entrants in the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspapers, magazines, billboards and the Internet.

TRADEMARKS

     The Company owns a number of trademarks registered with the United States Patent and Trademark Office and claims various common law trademarks. The Company considers its trademarks to be important to its business and actively defends and enforces them.

EMPLOYEES

     As of November 21, 1997, the Company employed approximately 1,900 persons. Approximately 120 employees of Key are represented by the Manufacturing, Production and Service Workers Union of the AFL-CIO, under a collective bargaining agreement expiring in 1998. The Company considers its employee relations to be good.

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

Reliance on Foreign Sources of Supply

     The Company derives a significant portion of its sales from products supplied by foreign manufacturers. The Company's reliance on foreign sources of supply subjects it to a number of risks, including, among others, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, currency fluctuations and changes in government policies. The Company's reliance on foreign manufacturers also requires it to order products further in advance of orders by customers than would generally be the case if products were manufactured domestically. In fiscal 1997, a significant portion of the Company's sales were derived from products, mainly headwear, ceramic mugs, and sport and travel bags, purchased by the Company from manufacturers located in the People's Republic of China ("China"). China currently enjoys "most favored nation" ("MFN") trading status with the United States. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for MFN treatment. The President has waived these provisions each year since 1979. Such waiver is subject to renewal in June 1998. No assurance can be given that China will continue to enjoy MFN status in the future. Further, any United States legislation or action revoking or placing further conditions on China's MFN status or imposing substantially higher import duties, if enacted or imposed, could have a material adverse effect on the cost of the Company's headwear, ceramic mugs, and sport and travel bags. The Company currently has alternative suppliers of headwear and sport and travel bags (but not ceramic mugs) located in other countries and continues to evaluate additional sources of supply.

Dependence on Key Personnel

     The Company's success depends in part on the efforts of a few key management personnel, including Frank P. Krasovec, its Chairman, Chief Executive Officer and President. While Mr. Krasovec currently devotes all of his time to the Company, he is involved in other businesses and investments from time to time. If for any reason Mr. Krasovec does not continue to be active in the Company's management, the Company's operations could be materially adversely affected. None of the Company's executive officers are subject to employment or non-competition agreements. The Company does not have key-man life insurance on any of its executive officers.

Leverage

     At August 30, 1997, the Company had total indebtedness of $61.4 million and additional borrowings of up to $78.0 million were available under its new credit facility ("1997 Credit Facility"). The Company's ability to satisfy its financial obligations under its indebtedness outstanding from time to time will depend on its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Indebtedness under the 1997 Credit Facility is subject to interest rate fluctuations. Although the Company currently believes that cash flow from operations and available borrowing under the 1997 Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations there can be no assurance that this will be the case.

Reliance on Sales/Supplier of Certain Products

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

Competition

     The promotional products industry is highly fragmented and competitive. Certain competitors in the promotional products industry are affiliated with significantly larger companies which have greater financial and other resources than the Company. Entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspaper, magazines, billboards and the Internet.

ITEM 2. PROPERTIES

          The Company owns or leases the following physical properties:

                                                                                             SQUARE       OWNED OR
   COMPANY                      LOCATION                              USE                     FEET         LEASED
   -------                      --------                              ---                     ---          ------
Executive                    Austin, Texas                     Executive offices              1,860        Leased
Corporate                    San Antonio, Texas                Corporate offices (a)          7,990        Leased
Radio Cap Group:
     RCC                     San Antonio, Texas                Sales, production             86,000         Owned
                             San Antonio, Texas                Production                    21,500        Leased
                             San Antonio, Texas                Warehouse                     89,350        Leased
                             Pittsburgh, Pennsylvania          Production                    23,000        Leased
                             Lithia Springs, Georgia           Sales, production (b)        199,950        Leased
     Air-Tex                 Des Moines, Iowa                  Sales, production             52,500         Owned
                             Des Moines, Iowa                  Warehouse                     14,810        Leased
                             Logan, Utah                       Production (c)                20,400        Leased
                             Hampton, Arkansas                 Production                    44,100        Leased
Barlow Group:
     Barlow                  Los Angeles, California           Sales, production             67,000        Leased
                             St. Paul, Minnesota               Production (d)                38,000        Leased
                             Reno, Nevada                      Sales, production             58,000        Leased
     Key                     East Peoria, Illinois             Sales, production             49,000        Leased
                             Chatsworth, California            Sales, production             28,260        Leased
     ArtMold                 Cranston, Rhode Island            Sales, production             75,000        Leased
                             Readfield, Wisconsin              Sales, production             15,148         Owned

     (a) In August 1997, the Company announced it plans to consolidate its Corporate offices with its Executive offices in Austin, Texas. This consolidation is expected to be completed during 1998.

     (b) The Company is in the process of closing its Lithia Springs, Georgia facility. Operations related to the retail division are being discontinued, while its promotional products division is being relocated to other existing Company facilities.

     (c) The Company is in the process of closing its Logan, Utah facility. Operations are being relocated to other existing Company facilities.

     (d) The Company is in the process of closing its St. Paul, Minnesota facility. Operations are being relocated to other existing Company facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended August 30, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, no par value ("Common Stock"), is listed for quotation on The Nasdaq Stock Market's National Market ("NASDAQ/NMS") under the symbol "NPPI." The following table sets forth the high and low closing sales prices for the Common Stock for the fiscal periods indicated, as reported by the Nasdaq/NMS.

                                                                                                 HIGH                LOW
                                                                                              -----------        ----------

Fiscal 1996:
First quarter (ended December 2, 1995)              ........................................     19.00             15.50
Second quarter (ended March 2, 1996)                ........................................     20.50             16.25
Third quarter (ended June 1, 1996)                  ........................................     24.00             17.00
Fourth quarter (ended August 31, 1996)              ........................................     22.75             12.75

Fiscal 1997:
First quarter (ended November 30, 1996)             ........................................     18.25             14.00
Second quarter (ended March 1, 1997)                ........................................     21.50             15.25
Third quarter (ended May 31, 1997)                  ........................................     17.50             12.50
Fourth quarter (ended August 30, 1997)              ........................................     16.25             12.00

As of November 24, 1997, there were 71 shareholders of record of the Common
Stock.

     The Company has not paid any cash dividends or distributions on its Common Stock since 1989 and intends to retain earnings for use in its business expansion. The Company paid dividends to holders of its Preferred Stock between fiscal 1990 and fiscal 1993. None of the Preferred Stock is currently outstanding. The Company's 1997 Credit Facility limits the payment of cash dividends on its capital stock and, in any event, the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data regarding the Company for the five years ended August 30, 1997 were derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto of the Company included elsewhere herein.

                                                                            FISCAL YEAR ENDED (a)
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          -----------------------------------------------------------
                                                          AUGUST 28,  SEPTEMBER 3, SEPTEMBER 2, AUGUST 31, AUGUST 30,
                                                             1993         1994       1995       1996 (c)      1997
                                                          --------      --------   --------   --------      --------

STATEMENT OF INCOME DATA (B):
  Sales                                                   $ 49,300      $ 62,385   $103,860   $144,048      $175,835
  Cost of sales                                             33,860        43,207     70,963    100,245       125,732
                                                          --------      --------   --------   --------      --------
     Gross profit                                           15,440        19,178     32,897     43,803        50,103
  Operating expenses:
     Sales and marketing                                     5,678         6,886     11,290     16,441        18,119
     General and administrative                              4,266         5,065      9,037     12,171        13,125
     Amortization expense                                      724           889      2,119      3,538         3,885
     Restructuring and unusual charges                          --            --         --      1,640         1,816
                                                          --------      --------   --------   --------      --------
        Total operating expenses                            10,668        12,840     22,446     33,790        36,945
                                                          --------      --------   --------   --------      --------
    Operating income                                         4,772         6,338     10,451     10,013        13,158
  Interest expense                                           1,982         1,030      3,619      3,246         3,002
                                                          --------      --------   --------   --------      --------
    Income before income taxes                               2,790         5,308      6,832      6,767        10,156
  Provision for income taxes                                 1,032         1,979      2,800      2,705         4,091
                                                          --------      --------   --------   --------      --------
   Income from continuing operations before                  1,758         4,062      6,065
     extraordinary loss                                      3,329         4,032
  Net income                                              $  1,183(d)   $  3,329   $  4,032   $  4,155(f)   $  1,004(f)
                                                          ========      ========   ========   ========      ========
  Income available to common shareholders                 $  1,116(e)   $  3,329   $  4,032   $  4,155      $  1,004
  Net income per common share:
    Primary                                               $   0.62      $   0.93   $   1.11   $   0.82      $   0.18
    Fully diluted                                         $   0.50      $   0.93   $   1.10   $   0.82      $   0.18
  Weighted average number of common
    shares outstanding:
    Primary                                                  1,803         3,576      3,636      5,090         5,500
    Fully diluted                                            2,231         3,576      3,668      5,090         5,500
BALANCE SHEET DATA (AT END OF PERIOD):
 Working capital                                          $ 12,246      $ 18,668   $ 31,083   $ 35,248      $ 37,876
  Total assets                                              25,941        55,702     94,859    121,376       135,194
  Total debt:
    Bank credit facility                                     6,146        27,100     50,500     33,725        46,990
    Other debt and capital leases                            1,828         5,097     12,410     13,953        14,432
  Total shareholders' equity                                13,546        16,871     21,034     57,380        51,276
OTHER DATA:
  EBITDA (g) (h)                                          $  6,597      $  8,526   $ 14,476   $ 16,686      $ 21,313
  Depreciation expense                                       1,101         1,299      1,906      3,135         4,270
  Amortization expense                                         724           889      2,119      3,538         3,885
  Capital expenditures                                       1,199         1,426      2,073      4,919         4,863
  Dividends (i)                                                132            --         --         --            --

     (a) The Company's fiscal year is a 52- or 53-week period ending on the Saturday closest to August 31. All references to fiscal 1993, 1994, 1995, 1996 and 1997 are to the fiscal years ended August 28, 1993, September 3, 1994, September 2, 1995, August 31, 1996 and August 30, 1997,
          respectively.

     (b) The Company's results of operations for the periods presented were significantly affected by the Key and ArtMold acquisitions in fiscal 1994, the Air- Tex, Designer Line and BTS acquisitions in fiscal 1995, the Ocean, Tee-Off and Alpha acquisitions in fiscal 1996, the Wesburn and DMA acquisitions in fiscal 1997 and by the public offerings of Common Stock in June 1993 and December 1995. These factors affect the comparability of sales and results of operations from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (c) The fiscal 1996 amounts have been restated to reflect the activity for the five months of ownership of the Alpha Products retail division as discontinued operations.

     (d) After deducting a one-time charge to earnings of $575,000, net of taxes, related to the write-off of unamortized debt costs and the termination of a product financing arrangement in connection with the Company's initial public offering of Common Stock in June 1993, which resulted in a reduction in primary and fully diluted earnings per share of $0.32 and $0.26, respectively.

     (e) Reflects the deduction of dividends on outstanding Junior Preferred Stock which was redeemed in fiscal 1993.

     (f) After deducting gain (loss) on discontinued operations, net of tax, of $93,000 and ($1.96) million in fiscal 1996 and fiscal 1997, respectively, and estimated loss of $2.86 million on disposal of discontinued operations, net of tax, in fiscal 1997. Additionally, an extraordinary loss from debt extinguishment of $241,000, net of tax, was recognized in fiscal 1997.

     (g) EBITDA is defined as income from continuing operations before extraordinary loss, income taxes, interest expense, depreciation and amortization. The Company believes that the presentation of EBITDA facilitates an investor's understanding of the effects on the Company's operations of amortization of goodwill and other intangibles and increased interest expense under indebtedness incurred in connection with various acquisitions which substantially impacted net income, net income per common share and cash flows. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is not used in the presentation of financial statements prepared in accordance with generally accepted accounting principles.

     (h) Excluding the restructuring and unusual charges of $1.6 million in fiscal 1996 and $1.8 million in fiscal 1997, EBITDA in fiscal 1996 and fiscal 1997 was $18.3 million and $23.1 million, respectively.

     (i) The Company paid dividends to holders of its Preferred Stock between fiscal 1990 and fiscal 1993. None of the Preferred Stock is currently outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's fiscal year is a 52- or 53-week period ending on the Saturday closest to August 31. All references to fiscal 1995, 1996 and 1997 are to the fiscal years ended September 2, 1995, August 31, 1996 and August 30, 1997, respectively.

     The Company's results of operations for the periods discussed below were significantly affected by the Air-Tex, Designer Line and BTS acquisitions in fiscal 1995, the Ocean, Tee-Off and Alpha acquisitions in fiscal 1996, the Wesburn and DMA acquisitions in fiscal 1997, and the related levels of debt incurred. The Company has recorded as goodwill the excess of the purchase prices over the estimated value of the assets acquired and is amortizing this goodwill over 15 to 25 years. In addition, the Company's financial results were significantly impacted by the public offering of Common Stock in December 1995 and open market purchases of 575,100 shares of the Company's Common Stock in fiscal 1997. These factors affect the comparability of sales and results of operations from period to period.

     The Company's sales from continuing operations continued to grow from $103.9 million during fiscal 1995 to $175.8 million in fiscal 1997, a compound annual growth rate of 26.6%. This increase was a result of (i) an internal annual growth rate of 7.1%, or $14.1 million over the two-year period, supported by internal product line expansion, including expanded product and price point offerings and (ii) acquisitions, which contributed aggregate sales of $57.8 million over the two-year period. Through the acquisitions, the Company expanded its product range, both by product type and price points within existing product categories. By moving into new product areas, both through acquisitions and the internal development of new products, the Company has gained new independent distributors and increased its business with existing independent distributors. The Company's strategy is to grow through further expansion and diversification of its existing product offerings and distributor base and by making selective acquisitions.

     The Company in its ongoing review of its operations has taken several initiatives in fiscal 1996 and 1997 to restructure its businesses.

     In August 1997, the Company decided to discontinue the operations of the Alpha Products retail division ("retail division") and is actively searching for a buyer for its assets and business. As a result, the promotional products division of Alpha Products will be relocated to other existing Company facilities. The Company is expected to cease operations of the retail division and relocate the Alpha Products promotional products division by the end of calendar 1997. The loss on the disposal of the retail division and the closing of the facility is expected to be approximately $2.9 million (net of tax benefit of $1.9 million), which includes estimated losses from operations for the retail division until operations are discontinued. Revenues for the retail division for the five months of ownership in fiscal year 1996 and for fiscal year 1997 were $7.9 million and $8.7 million, respectively. Earnings for the retail division for the five months of ownership in fiscal year 1996 was $93,000 (net of taxes of $65,000) and a loss of $1.96 million (net of tax benefit of $1.4 million) for fiscal year 1997.

     In the fourth quarter of 1997, the Company recorded restructuring and unusual nonrecurring or one-time charges of approximately $1,816,000 ($1,084,000 net of tax) based on its decision to consolidate its Corporate offices with its Executive offices, realign its divisions to capitalize on processing capacity and product line restructurings, and to write-off certain capitalized costs associated with its decision to terminate its negotiations related to the acquisition of the Rou bill Group in the fourth quarter of 1997. The consolidation of the Corporate offices with its Executive offices is expected to be completed in early 1998. A provision for closure of the Corporate offices totaling approximately $350,000, including write-off of certain leasehold improvements, has been accrued. Additionally, approximately $291,000 has been accrued for realignment of its divisions, including product line restructurings. In conjunction with the above activities, a total of $425,000 of severance and benefits has been accrued. Capitalized professional fees and organizational costs totaling $750,000 associated with the Rou bill Group acquisition were expensed in the fourth quarter of 1997.

     In the fourth quarter of 1996, the Company recorded restructuring and unusual nonrecurring or one-time charges of approximately $1,640,000 ($984,000 net of tax) based on its decision to consolidate certain facilities into other existing facilities, terminate certain employees, and write-off certain capitalized costs associated with a target acquisition. A provision for closure of these facilities totaling approximately $890,000, including the write-off of certain leasehold improvements, has been accrued or paid. Approximately $560,000 of future salary and benefits owed to three terminated employees under their existing employment agreements was accrued or paid in the fourth quarter of 1996. These employment agreements have remaining terms that expire over the next year. Additionally, capitalized acquisition related costs of approximately $190,000 were expensed in the fourth quarter of 1996.

     On August 28, 1997, the Company entered into a new credit agreement with a syndicate of banks and other financial institutions providing for $125.0 million in secured credit facilities. In conjunction with the repayment of the existing bank facility debt, the Company recognized an extraordinary loss on the write-off of the previous bank facility deferred financing and loan origination costs of approximately $241,000, net of tax benefit of approximately $161,000.

RESULTS OF CONTINUING OPERATIONS

     The following information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto included elsewhere herein. The following table presents, for the periods indicated, selected items from the Company's consolidated statements of income expressed as a percentage of sales. The fiscal 1996 amounts have been restated to reflect the activity for the five months of ownership of the Alpha Products retail division as discontinued operations.

                                                FISCAL YEAR ENDED
                                           --------------------------
                                           SEPT. 2, AUG. 31, AUG. 30,
                                             1995     1996    1997
                                           -------- -------- --------
STATEMENT OF INCOME DATA:
Sales                                        100.0%  100.0%  100.0%
Cost of sales                                 68.3    69.6    71.5
Gross profit                                  31.7    30.4    28.5
Operating expenses                            21.6    22.3    20.0
Restructuring and unusual charges               --     1.1      1.0
Operating income                              10.1     7.0     7.5
Interest expense                               3.5     2.3     1.7
Income from continuing operations before
  income taxes and extraordinary loss          6.6     4.7     5.8
Income from continuing operations before
  extraordinary loss                           3.9     2.8     3.4

FISCAL YEAR ENDED AUGUST 30, 1997 COMPARED WITH FISCAL YEAR ENDED AUGUST 31, 1996 (restated for discontinued operations)

     Sales for fiscal 1997 increased $31.8 million, or 22.1%, to $175.8 million from restated $144.0 million in fiscal 1996. Of this increase, $8.1 million was attributable to increased sales of the Company's existing product lines, $12.6 million was due to inclusion of sales from the Wesburn and DMA acquisitions which were completed during fiscal 1997, and $11.1 million was attributable to the full-year impact of the Ocean, Tee-Off and Alpha acquisitions which were completed in fiscal 1996. Internal sales growth was fueled by, among other things, the Value Line (TM) product line with sales growth of 41.8% and the Econ-O-Line (R) product line with sales growth of 16.5% in fiscal 1997.

     Cost of goods sold for fiscal 1997 increased $25.5 million, or 25.4%, to $125.7 million from restated $100.2 million in fiscal 1996. Of this increase, $5.7 million was attributable to the increased sales of the Company's existing product lines, $11.3 million was due to the inclusion of sales from the fiscal 1997 acquisitions and $8.5 million was attributable to the inclusion of the full-year impact of the fiscal 1996 acquisitions. As a majority of the purchase orders by the Company are denominated in United States dollars, the foreign currency translation risk is immaterial. The Company believes that there are relatively minor differences in quality between products manufactured in-house and those imported, while imported products, as a general rule, are less expensive.

     Gross profit for fiscal 1997 increased $6.3 million, or 14.4%, to $50.1 million from restated $43.8 million in fiscal 1996. Gross profit as a percentage of sales decreased from 30.4% to 28.5%. This decrease is primarily due to the fiscal 1996 and 1997 acquisitions of imprinted golf ball operations (Tee-Off and Wesburn Golf), which traditionally have a lower gross profit margin than the Company's existing businesses. Excluding the gross profit and sales for the imprinted golf ball operations, gross profit as a percentage of sales decreased from 30.8% in fiscal 1996 to 30.4% in fiscal 1997.

     Total operating expenses for fiscal 1997 increased $3.1 million, or 9.2%, to $36.9 million from $33.8 million in fiscal 1996. This increase was primarily attributable to the fiscal 1996 and 1997 acquisitions and the fiscal 1996 and 1997 restructuring and unusual charges. Exclusive of the fiscal 1996 and 1997 restructuring and unusual charges, operating expenses as a percentage of sales decreased from 22.3% to 20.0%. This decrease is primarily attributable to the fiscal 1996 and 1997 acquisitions of the imprinted golf ball operations, which operate with a low overhead structure and to the cost savings achieved from the restructuring initiatives undertaken in fiscal 1996 and 1997.

     Operating income for fiscal 1997 increased $3.2 million, or 32.0%, to $13.2 million from $10.0 million in fiscal 1996. Operating income as a percentage of sales increased from 7.0% to 7.5%. Exclusive of the 1996 and 1997 restructuring and unusual charges, operating income as a percentage of sales increased from 8.1% to 8.5%. This increase is mainly attributable to the cost savings achieved from the restructuring initiatives undertaken in fiscal 1996 and 1997.

     Interest expense was $3.0 million in fiscal 1997 compared to $3.2 million in fiscal 1996. This decrease was attributable to the use of December 1995 stock offering proceeds to pay down debt, offset by borrowings used to finance the fiscal 1996 and 1997 acquisitions and open market purchases of 575,100 shares of the Company's Common Stock.

     The Company's effective tax rate was 40.3% in fiscal 1997 as compared with 40.0% in fiscal 1996.

     As a result of the above, income from continuing operations for fiscal 1997 increased $2.0 million, or 48.8%, to $6.1 million from $4.1 million in fiscal 1996.

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 2, 1995 (restated for discontinued operations)

     Sales for fiscal 1996 increased $40.1 million, or 38.6%, to $144.0 million from $103.9 million in fiscal 1995. Of this increase, $5.7 million was attributable to increased sales of the Company's existing product lines, $13.8 million was due to inclusion of sales from the Ocean, Tee-Off and Alpha acquisitions which were completed during fiscal 1996, and $20.6 million was attributable to the full-year impact of the Air-Tex, Designer Line and BTS acquisitions, which were completed in fiscal 1995. Internal sales growth was supported by product line expansion, including the Koozie (R) cooler bag products introduced by RCC in January 1994, with sales of $7.8 million, and the Value Line (TM) product line expansion and crystal product offerings introduced by Barlow in June 1993, with aggregate sales of $5.8 million.

     Cost of goods sold for fiscal 1996 increased $29.2 million, or 41.1%, to $100.2 million from $71.0 million in fiscal 1995. Of this increase, $4.9 million was attributable to the increased sales of the Company's existing product lines, $11.3 million was due to the inclusion of sales from the fiscal 1996 acquisitions and $13.0 million was attributable to the inclusion of the full-year impact of the fiscal 1995 acquisitions.

     Gross profit for fiscal 1996 increased $10.9 million, or 33.1%, to $43.8 million from $32.9 million in fiscal 1995. Excluding the fiscal 1996 acquisitions, gross profit as a percentage of sales increased from 31.7% to 31.8%. Including the fiscal 1996 acquisitions, gross profit as a percentage of sales decreased from 31.7% to 30.4%. This decrease was mainly attributable to fiscal 1996 acquisitions of businesses which operate with lower gross profit margins than the Company's then existing businesses.

     Total operating expenses for fiscal 1996 increased $11.4 million, or 50.9%, to $33.8 million from $22.4 million in fiscal 1995. This increase was primarily attributable to the fiscal 1995 and 1996 acquisitions and the fiscal 1996 restructuring and unusual charges. Exclusive of the fiscal 1996 restructuring and unusual charges, operating expenses as a percentage of sales increased from 21.6%.to 22.3%. This increase is due primarily to additional amortization expense incurred from the fiscal 1995 and 1996 acquisitions.

     Operating income for fiscal 1996 decreased $438,000, or 4.4%, to $10.0 million from $10.5 million in fiscal 1995. Exclusive of the fiscal 1996 restructuring and unusual charges, operating income as a percentage of sales decreased from 10.1% to 8.1%. This decrease was mainly attributable to the fiscal 1996 acquisitions of businesses which operate with lower gross profit margins than the Company's then existing businesses and to lower than expected performance from the Ocean, Designer Line and Artmold acquisitions.

     Interest expense was $3.2 million in fiscal 1996 compared to $3.6 million in fiscal 1995. This decrease was attributable to lower effective interest rates and the use of December 1995 stock offering proceeds to pay down debt, offset by borrowings used to finance the fiscal 1995 and fiscal 1996 acquisitions.

     The Company's effective tax rate was 40.0% in fiscal 1996 as compared with 41.0% in fiscal 1995.

     As a result of the above, income from continuing operations for fiscal 1996 increased $30,000, or 0.7%, to $4.1 million from $4.0 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its business activities primarily with borrowings under bank credit facilities, notes payable to the former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

     On August 28, 1997, the Company entered into a credit agreement with a syndicate of banks and other financial institutions providing for up to $125.0 million in new credit facilities (collectively, the "1997 Credit Facility"). The 1997 Credit Facility consists of a $40 million senior term loan, all of which was used to repay the Company's then existing bank facility debt ($40.0 million outstanding at November 24, 1997), a $60 million senior reducing revolver credit loan to be used for acquisitions ($0 million outstanding at November 24, 1997) and a $25 million revolver credit loan to be used for working capital purposes ($2.6 million outstanding at November 24, 1997).

     Pursuant to the terms of the 1997 Credit Facility, the Company is required to maintain certain financial ratios and is subject to limitation on dividends, additional indebtedness, liens, investments, issuance of stock, mergers and acquisitions, and sales of assets. The Company is required to make quarterly amortization payments on the term loan through maturity at the end of fiscal 2005. The reducing revolver credit facility and the revolver credit facility terminate at the end of fiscal 2003. See note 8 to the consolidated financial statements of the Company included elsewhere herein. Amounts outstanding under the 1997 Credit Facility bear interest at a rate equal to either the agent bank's prime rate or the London Interbank Offered Rate, plus an interest rate spread which varies based on the Company's leverage ratio (determined under the credit agreement). Indebtedness under the 1997 Credit Facility is secured by a first priority security interest in substantially all the assets of the Company. Additionally, any assets acquired with financing under the 1997 Credit Facility will serve as security. Borrowings under the 1997 Credit Facility are jointly and severally guaranteed by all existing, acquired or created subsidiaries of the Company.

     On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31 million were used to repay indebtedness outstanding under the Company's previous bank credit facility.

     In connection with certain acquisitions, the Company issued promissory notes to the former owners of the acquired businesses. At August 30, 1997, the aggregate principal amount outstanding on these promissory notes amounted to $6.3 million. These promissory notes are generally payable over five years from the dates of the respective acquisitions and bear interest at annual rates ranging from 5.5% to 9.0%. Of these notes, $3.6 million are convertible into Common Stock at prices ranging from $17.00 to $20.00 per share and $1.1 million are secured by an irrevocable letter of credit. The Company is also obligated to make payments aggregating $6.1 million over the next ten years under the terms of non-compete agreements with certain of the former owners of these acquired businesses.

     During fiscal 1997, net cash provided by operating activities was $8.8 million. The net use of cash in investing activities was $13.4 million, primarily representing $8.2 million as the aggregate cash consideration paid in the Wesburn and DMA acquisitions, and $4.9 million in capital expenditures. Financing activities provided net cash of $5.4 million primarily from borrowings under the Company's bank credit facilities. The proceeds from the borrowings were used primarily to finance the Wesburn and DMA acquisitions, as well as open market purchases of 575,100 shares of the Company's Common Stock.

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

     The Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowings under the 1997 Credit Facility will be sufficient to meet the Company's expected working capital and capital expenditure requirements and future debt service obligations for the foreseeable future, there can be no assurance that this will be the case. The Company believes its fiscal 1998 capital expenditure requirements, excluding acquisitions, will be approximately $4.0 million. The Company anticipates that such capital expenditures will be required primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

SEASONALITY

     The Company believes that the promotional products industry traditionally tends to generate lower sales during the Company's second fiscal quarter. The Company attempts to offset seasonal demand by offering promotional programs on a variety of items. The Company generates a significant portion of its revenues during its third and fourth quarters due in part to the golf season and the warmer weather of the summer months.

SUPPLEMENTAL DATA

     The Company's income from continuing operations before extraordinary loss, income taxes, interest expense, depreciation and amortization ("EBITDA") grew at a compound annual growth rate of 23.7%, from $14.5 million in fiscal 1995 to $23.1 million in fiscal 1997 ($21.3 million in fiscal 1997 net of restructuring and unusual charges of $1.8 million). The non-cash amortization impact to net income per share for fiscal 1996 and 1997, after tax, was equal to $0.46 and $0.47, respectively. The Company believes that the presentation of EBITDA facilitates an investor's understanding of the effects on the Company's operations of amortization of goodwill and other intangibles and increased interest expense under indebtedness incurred in connection with various acquisitions which substantially impacted net income, net income per common share and cash flow. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. EBITDA is not used in the presentation of financial statements prepared in accordance with generally accepted accounting principles.

INFLATION

     Inflation affects the cost of goods and services used by the Company. The competitive environment somewhat limits the ability of the Company to recover higher costs by raising prices, although the Company does selectively increase prices for certain products. Moreover, the Company's products are sold to distributors based on catalog prices. Catalogs are published annually, and the Company generally is not able to raise prices until a new catalog is published. The Company attempts to mitigate the adverse effects of future inflation through selective price increases, improved productivity and cost containment efforts.

NEW FINANCIAL STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted in February
1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on basic and fully diluted earnings per share is not expected to be material.

     Also, in June 1997, the FASB issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" SFAS 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective for the Company's fiscal year 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORWOOD PROMOTIONAL PRODUCTS, INC.

Annual Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of August 31, 1996 and August 30, 1997

Consolidated Statements of Income for the years ended September 2, 1995, August 31, 1996 and August 30, 1997

Consolidated Statements of Shareholders' Equity for the years ended September 2, 1995, August 31, 1996 and August 30, 1997

Consolidated Statements of Cash Flows for the years ended September 2, 1995, August 31, 1996 and August 30, 1997

Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Norwood Promotional Products, Inc.

     We have audited the accompanying consolidated balance sheets of Norwood Promotional Products, Inc. as of August 31, 1996 and August 30, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended September 2, 1995, August 31, 1996 and August 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwood Promotional Products, Inc. at August 31, 1996 and August 30, 1997, and the consolidated results of their operations and their cash flows for the years ended September 2, 1995, August 31, 1996 and August 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP
San Antonio, Texas
October 10, 1997

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                AUGUST 31,    AUGUST 30,
                                                                  1996          1997
                                                                ---------    ---------

     ASSETS
     Current Assets:
       Cash and cash equivalents                                $   1,861    $   2,609
       Accounts receivable                                         21,621       24,282
       Income taxes receivable                                         --          551
       Other receivables                                              724          713
       Inventories                                                 31,823       32,105
       Prepaid expenses and other current assets                    2,231        2,464
                                                                ---------    ---------
         Total current assets                                      58,260       62,724

     Property, plant and equipment, net                            19,585       21,141
     Deferred income taxes                                            751        2,549
     Goodwill                                                      35,266       39,009
     Other assets                                                   7,514        9,771
                                                                ---------    ---------
          Total assets                                          $ 121,376    $ 135,194
                                                                =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Trade accounts payable                                   $  10,269    $  11,299
       Accrued liabilities                                          5,920       11,197
       Income taxes payable                                           129           --
       Current portion of long-term debt                            6,378        1,871
       Current portion of lease obligation                            316          481
                                                                ---------    ---------
         Total current liabilities                                 23,012       24,848

     Long-term debt, excluding current portion                     40,447       58,859
     Capital lease obligation, excluding current portion              537          211

     Shareholders' equity:
       Common stock, no par value; 20,000,000 shares
         authorized; 5,615,791 and 5,638,789 shares issued at
         August 31, 1996 and August 30, 1997, respectively         22,597       22,858
       Additional paid-in capital                                  29,340       29,340
       Less cost of treasury stock; 1,430 and 576,530 shares
         at August 31, 1996 and August 30, 1997, respectively          (8)      (7,391)
       Retained earnings                                            5,465        6,469
                                                                ---------    ---------
                                                                   57,394       51,276
       Less receivables for purchase of common stock                  (14)          --
                                                                ---------    ---------
         Total shareholders' equity                                57,380       51,276
                                                                ---------    ---------
         Total liabilities and shareholders' equity             $ 121,376    $ 135,194
                                                                =========    =========


                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           YEAR ENDED
                                              ------------------------------------
                                              SEPTEMBER 2, AUGUST 31,   AUGUST 30,
                                                  1995       1996         1997
                                              ------------ ----------   ----------

Sales                                          $ 103,860   $ 144,048   $ 175,835
Cost of sales                                     70,963     100,245     125,732
                                               ---------   ---------   ---------
Gross profit                                      32,897      43,803      50,103

Operating expenses:
  Sales and marketing                             11,290      16,441      18,119
  General and administrative                       9,037      12,171      13,125
  Amortization                                     2,119       3,538       3,885
  Restructuring and unusual charges                   --       1,640       1,816
                                               ---------   ---------   ---------
Total operating expenses                          22,446      33,790      36,945
                                               ---------   ---------   ---------

Operating income                                  10,451      10,013      13,158

Interest expense                                   3,619       3,246       3,002
                                               ---------   ---------   ---------
Income from continuing operations before
  income taxes and extraordinary loss              6,832       6,767      10,156

Provision for income taxes                         2,800       2,705       4,091
                                               ---------   ---------   ---------
Income from continuing operations before
  extraordinary loss                               4,032       4,062       6,065

Discontinued operations:
  Gain (loss) from operations, net of tax             --          93      (1,960)
  Loss on disposal, net of tax                        --          --      (2,860)

Extraordinary loss from debt extinguishment,
net of tax                                            --          --        (241)
                                               ---------   ---------   ---------

Net income                                     $   4,032   $   4,155   $   1,004
                                               =========   =========   =========

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             YEAR ENDED
                                                             ------------------------------------------
                                                             SEPTEMBER 2,    AUGUST 31,      AUGUST 30,
                                                                1995           1996             1997
                                                             ----------      ----------      ----------

Net income (loss) per common share:
 Primary:
  Income from continuing operations
    before extraordinary loss                                $     1.11      $     0.80      $     1.10
  Discontinued operations                                            --            0.02           (0.88)
  Extraordinary loss                                                 --              --           (0.04)
                                                             ----------      ----------      ----------
  Net income                                                 $     1.11      $     0.82      $     0.18
                                                             ==========      ==========      ==========
 Fully diluted:
  Income from continuing operations
    before extraordinary loss                                $     1.10      $     0.80      $     1.10
  Discontinued operations                                            --            0.02           (0.88)
  Extraordinary loss                                                 --              --           (0.04)
                                                             ----------      ----------      ----------
  Net income                                                 $     1.10      $     0.82      $     0.18
                                                             ==========      ==========      ==========
Weighted average number of common shares outstanding:
  Primary                                                     3,636,259       5,090,000       5,500,000
  Fully diluted                                               3,668,175       5,090,000       5,500,000

                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             RECEIVABLES
                                                                                FOR
                                                        ADDITIONAL  RETAINED   PURCHASES                TOTAL
                                     COMMON STOCK        PAID-IN   EARNINGS   OF COMMON     TREASURY SHAREHOLDERS'
                                   SHARES    AMOUNT      CAPITAL  (DEFICIT)     STOCK        STOCK      EQUITY
                                -------------------------------------------------------------------------------

Balance at September 3, 1994        3,539   $ 19,613   $    369   $ (2,722)   $   (385)   $     (4)   $ 16,871
  Treasury stock purchases             --         --         --         --          (4)         --          (4)
  Exercise of stock options             3          4         --         --          --          --           4
  Payment on shareholder notes         --         --         --        131          --         131
  Net income                           --         --      4,032         --          --       4,032
                                -------------------------------------------------------------------------------
Balance at September 2, 1995        3,542     19,617        369      1,310        (254)         (8)     21,034
  Exercise of stock options            --         --         --         --           3          15          15
  Payment on shareholder notes         --         --         --        240          --          --         240
  Conversion of notes payable          --         --         --         --          56         950         950
  Sale of common stock              2,015      2,015     28,971         --          --          --      30,986
  Net income                           --         --      4,155         --          --       4,155
                                -------------------------------------------------------------------------------
Balance at August 31, 1996          5,616     22,597     29,340      5,465         (14)         (8)     57,380
  Treasury stock purchases             --         --         --         --      (7,383)     (7,383)
  Exercise of stock options           124         --         --         --          --         124          13
  Sale of common stock                137         --         --         --          --         137          10
  Payment on shareholder notes         --         --         --         14          --          --          14
  Net  income                          --         --      1,004         --          --       1,004
                                -------------------------------------------------------------------------------
Balance at August 30, 1997          5,639   $ 22,858   $ 29,340   $  6,469    $     --    $ (7,391)   $ 51,276
                                ===============================================================================


                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED
                                                             --------------------------------------
                                                             September 2,  August 31,    August 30,
                                                                 1995          1996          1997
                                                             ------------  ----------    ----------

OPERATING ACTIVITIES
Net income                                                     $   4,032    $   4,155    $   1,004
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                     1,906        3,135        4,270
  Amortization                                                     2,119        3,538        3,885
  Loss on disposal of discontinued operations                         --           --        4,766
  (Gain) loss on disposal of equipment                                (5)         (21)          14
  Deferred income taxes                                             (258)        (502)      (1,798)
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                           (2,148)      (1,041)      (1,274)
    Other receivables                                               (431)         (97)          11
    Inventories                                                   (1,671)      (2,957)         (24)
    Prepaid expenses and other assets                               (219)        (141)        (415)
    Trade accounts payable                                        (1,196)         279       (1,059)
    Accrued liabilities                                              287        1,256          123
    Income taxes receivable/payable                                  532         (738)        (659)
                                                               ---------    ---------    ---------
Net cash provided by operating activities                          2,948        6,866        8,844
INVESTING ACTIVITIES
Payments on capital leases                                          (302)        (601)        (401)
Purchases of property, plant and equipment                        (2,073)      (4,919)      (4,863)
Proceeds from sale of property, plant and equipment                   56           32           45
Acquisitions, net of cash acquired                               (22,446)     (17,596)      (8,229)
                                                               ---------    ---------    ---------
Net cash used in investing activities                            (24,765)     (23,084)     (13,448)
FINANCING ACTIVITIES
Proceeds from long-term debt                                      59,684       65,500      120,880
Principal payments on long-term debt                             (36,119)     (80,787)    (106,735)
Treasury stock purchases                                              (4)          --       (7,383)
Sale of common stock                                                  --       30,986          137
Exercise of stock options                                              4            1          124
Payment on shareholder notes                                         131          240           14
Debt issuance fees                                                  (191)         (35)      (1,685)
                                                               ---------    ---------    ---------
Net cash provided by financing activities                         23,505       15,905        5,352
                                                               ---------    ---------    ---------
Net change in cash and cash equivalents                            1,688         (313)         748
Cash and cash equivalents at beginning of period                     486        2,174        1,861
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of period                     $   2,174    $   1,861    $   2,609
                                                               =========    =========    =========
Cash paid during the period for:
  Interest                                                     $   3,396    $   3,420    $   3,898
  Income taxes                                                     2,572        2,945        3,197


                             See accompanying notes

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

1.  DESCRIPTION OF THE BUSINESS

     Norwood Promotional Products, Inc. (the Company) is engaged in the manufacture and sale of promotional products and has operations throughout the United States. Products are manufactured domestically as well as imported and then decorated with an advertiser's message. The Company's product lines are: wearables; mugs and glassware; sporting goods and leisure products; writing instruments; sport, travel and tote bags; jackets; pocket specialties and accessories; desk and business accessories; recognition awards and business gifts; buttons, badges, magnets, paper products; and golf related items.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying financial statements include the accounts of Norwood Promotional Products, Inc. and its directly and indirectly wholly owned subsidiaries, Norcorp, Inc., Radio Cap Company, Inc. (RCC), Barlow Promotional Products, Inc. (Barlow), Key Industries, Inc. (Key), ArtMold Products Corporation (ArtMold), Air-Tex Corporation (Air- Tex) and Norwood Travel, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

     The Company manufactures and sells promotional products to various distributors. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. Bad debt expense approximated $169,000, $330,000 and $181,000 for the years ended September 2, 1995, August 31, 1996 and August 30, 1997, respectively.

     Accounts receivable is shown net of the allowance for doubtful accounts of $704,000 and $642,000 at August 31, 1996 and August 30, 1997, respectively.

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

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives using the straight-line method. Estimated useful lives are five to thirty-one years for buildings and improvements and three to seven years for machinery and equipment.

Federal Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fiscal Year

     The Company has a fiscal year of 52- or 53-week periods that end on the Saturday closest to August 31. All references to 1995, 1996 and 1997 herein are to the fiscal years ended September 2, 1995 (52-week period), August 31, 1996 (52-week period) and August 30, 1997 (52-week period), respectively.

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

     The dilutive effect of stock options and common stock warrants are calculated using the treasury stock method. In determining the dilutive effect of these stock options and warrants, the common stock equivalents were calculated based upon the greater of the closing price on the last day of the year or the average price of the Company's common stock for the year in applying the treasury stock method to the fully diluted earnings per share calculation.

     In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. In addition for calculating fully diluted earnings per share, the treasury stock method will be applied using the average price for the period rather than the higher of the average price or the closing price on the last day of the year. The impact is expected to result in an increase in primary earnings per share of $0.01 to $0.03 for 1995, 1996 and 1997. The impact on the calculation of fully diluted earnings per share is not expected to be material.

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

Reclassification and Restatement

     Certain prior year balances have been reclassified for comparative purposes. The fiscal 1996 amounts have been restated to reflect the activity for the five months of ownership of the Alpha Products retail division as discontinued operations.

3.  ACQUISITIONS

     On February 14, 1997, the Company acquired substantially all of the assets of Wesburn Golf (Wesburn) and DM Apparel, Inc. (DMA). In connection with the acquisition of Wesburn, the Company (through its wholly owned subsidiary ArtMold) paid $4.8 million in cash, issued $2.0 million in notes payable and non-compete agreements and assumed or incurred liabilities of $1.8 million. In connection with the acquisition of DMA, the Company (through its wholly owned subsidiary Air-Tex) paid $885,000 in cash and assumed or incurred liabilities of $600,000. Wesburn and DMA are suppliers of promotional products.

     On November 20, 1995, January 23, 1996 and April 1, 1996, the Company acquired substantially all of the assets of Ocean Specialty Manufacturing Corporation (Ocean), Tee-Off

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

Enterprises, Inc. (Tee-Off) and Alpha Products, Inc. (Alpha), respectively. In connection with the acquisition of Ocean, the Company (through its wholly owned subsidiary Key) paid $2.5 million in cash, issued $1.0 million in convertible notes and other debt and assumed or incurred liabilities of $1.4 million. In connection with the acquisition of Tee-Off, the Company (through its wholly owned subsidiary ArtMold) paid $6.0 million in cash, issued $1.5 million in notes and other debt and assumed or incurred liabilities of $1.7 million. In connection with the acquisition of Alpha, the Company (through its wholly owned subsidiary RCC) paid $6.7 million in cash and assumed or incurred liabilities of $3.2 million. Ocean, Tee-Off and Alpha are suppliers of promotional products.

     On March 1, 1995, June 13, 1995 and July 31, 1995, the Company acquired substantially all of the assets of Air- Tex, Designer Plastics, Inc. (Designer) and BTS Group, Inc. (BTS), respectively. In connection with the acquisition of Air-Tex, the Company paid $13.3 million in cash, issued $2.5 million in convertible notes and other debt, issued 60,294 warrants to purchase the Company's common stock at $17.00 per share and assumed or incurred liabilities of $2.4 million. In connection with the acquisition of Designer, the Company (through its wholly owned subsidiary Air-Tex) paid $2.4 million in cash, issued $1.5 million in notes payable and non-compete agreements and assumed liabilities of $1.0 million. In connection with the acquisition of BTS, the Company (through its wholly owned subsidiary Barlow) paid $6.3 million in cash, issued $3.5 million in notes payable and non-compete agreements and assumed liabilities of $1.4 million. Additionally in 1997, the former owners of BTS received an additional $500,000 under the non-compete agreement due to certain earnings goals being achieved. Air-Tex, Designer and BTS are suppliers of promotional products.

     The condensed pro forma results of operations presented below summarize on an unaudited pro forma basis approximate results of the Company's consolidated operations for the years ended September 2, 1995, August 31, 1996 and August 30, 1997, assuming that the acquisition of Air-Tex, Designer and BTS occurred at the beginning of fiscal 1994, the acquisition of Ocean, Tee-Off and Alpha occurred at the beginning of fiscal 1995 and the acquisition of Wesburn and DMA occurred at the beginning of fiscal 1996.

                    (in thousands, except per share amounts)

                                                     Years ended
                                      ----------------------------------------
                                      September 2,    August 31,    August 30,
                                         1995            1996          1997
                                      ------------    ----------    ----------

Net sales                              $160,550        $179,941     $184,008
Operating income                         11,344          10,414       13,130
Income from continuing operations
  before income taxes                     4,756           6,108        9,880
Income from continuing operations         2,803           3,695        5,902
Earnings per share from continuing
  operations:

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

       Primary                $  0.77      $ 0.73               $1.07
       Fully diluted          $  0.76      $ 0.73               $1.07

     All of the acquisitions were accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the respective dates of acquisition. The results of Air-Tex, Designer, BTS, Ocean, Tee-Off, Alpha, Wesburn and DMA have been included in the Company's consolidated financial statements since their respective acquisition dates.

4.   INVENTORIES

     Net inventories consist of the following (in thousands):

                                AUGUST 31,           AUGUST 30,
                                   1996                  1997
                                ---------            ---------

Finished goods:
 Imprinted                      $   1,347            $   1,548
 Unimprinted                       20,245               20,095
                                ---------            ---------
                                   21,592               21,643
Work in process                     1,099                1,298
Raw materials                       9,132                9,164
                                ---------            ---------
                                $  31,823            $  32,105
                                =========            =========

     Inventory obsolescence reserves were $768,000 and $689,000 at August 31, 1996 and August 30, 1997, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                              AUGUST 31,         AUGUST 30,
                                                 1996               1997
                                              ----------         ----------

Land                                           $   478           $     478
Buildings and improvements                       6,863               6,789
Machinery and equipment                         20,108              26,843
Machinery and equipment under lease              2,111               1,245
                                               -------           ---------
                                                29,560              35,355
Less accumulated depreciation                   (9,975)            (14,214)
                                               -------           ---------
                                               $19,585           $  21,141
                                               =======           =========

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

6.   GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist of the following balances (in thousands):


                                                                 AUGUST 31,     AUGUST 30,
                                                                    1996           1997
                                                                 ----------     ----------
Goodwill, less accumulated amortization
    of  $4,573 and $7,283                                        $   35,266     $   39,009
                                                                 ==========     ==========

Non-compete agreement, less accumulated
    amortization of $1,943 and $1,771                                 5,882          6,429
Refinancing and loan origination costs, less
    amortization of $245 and $0                                         488          1,685
Favorable lease, less accumulated amortization of
    $291 and $359                                                       119             51
Long-term deposits                                                      960          1,053
Other                                                                    65            553
                                                                 ----------     ----------
                                                                 $    7,514     $    9,771
                                                                 ==========     ==========

     Goodwill, resulting from business acquisitions, is amortized on a straight-line method over their estimated useful lives ranging from 15 to 25 years. Other intangible assets are amortized on a straight-line method over their estimated useful lives ranging from three to ten years.

     The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, the Company's carrying value of the intangible assets would be reduced by the estimated shortfall of future discounted cash flows or to market value.

7.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following balances (in thousands):


                                                                 AUGUST 31,     AUGUST 30,
                                                                    1996           1997
                                                                 ----------     ----------
Salaries, wages and bonuses                                      $    2,554     $    2,736
Discontinued operations                                                  --          4,763
Restructuring cost                                                    1,028          1,386
Professional fees                                                       136            137
Property tax                                                            298            213
Interest                                                                417            126
Sample rebates                                                          410            300
Miscellaneous                                                         1,077          1,536
                                                                 ----------     ----------
                                                                 $    5,920     $   11,197

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

8.   LONG-TERM DEBT

     The Company's long-term debt is summarized below (in thousands):

                                                                                               AUGUST 31,     AUGUST 30,
                                                                                                  1996           1997
                                                                                               ----------     ----------
Senior term note payable, interest at prime or LIBOR plus an interest spread based on a leverage coverage ratio (8.1% at August 30, 1997), payable quarterly, principal payable in quarterly installments of $100,000 through
     August 2003, then quarterly installments of $4.7 million through August
     2005; secured by substantially all assets; subject to certain restrictive
     convenants as further described below                                                             --     $   40,000
Senior revolver credit loan, interest at prime or LIBOR plus an interest spread based on a leverage coverage ratio ($3.7 and $3.29 million at 9.0% and
     7.38%, respectively, at August 30, 1997), payable quarterly, principal payable on August 27, 2003; secured by substantially all assets; subject to
     certain restrictive convenants as further described below                                         --          6,990
Senior reducing revolver credit loan, interest at prime or LIBOR plus an interest spread based on a leverage coverage ratio, payable quarterly, principal payable on August 27, 2003; secured by substantially all assets;
     subject to certain restrictive convenants as further described below. No
     borrowings outstanding at August 30, 1997                                                         --             --
Term note payable to a bank, interest at prime or LIBOR plus an interest spread based on an interest coverage ratio (7.875% at August 31, 1996). Term note
     payable paid in full in 1997                                                              $    7,525             --
Revolving line of credit to a bank, interest at prime or LIBOR plus an interest spread based on an interest coverage ratio ($4.4, $4.0 and $3.1 million at
     8.50%, 7.598% and 7.625%, respectively, at August 31, 1996). Revolving line
     of credit paid in full in 1997                                                                11,450             --
Acquisition note payable to a bank, interest at prime or LIBOR plus an interest spread based on an interest coverage ratio ($9.0 and $5.75 million at 7.848%
     and 7.91%, respectively, at August 31, 1996). Acquisition note payable paid
     in full in 1997                                                                               14,750             --

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

                                                                                               AUGUST 31,     AUGUST 30,
                                                                                                  1996           1997
                                                                                               ----------     ----------
Non-Compete payable to former owners of Air-Tex, Designer, BTS, Ocean, Tee-Off and Wesburn. Payments are due over the life of each respective Non-Compete
     Agreements and range from two to ten years                                                     5,557          6,122
Note payable to a bank, interest at 7%. Note paid in full in 1997                                     948             --
Notes payable to former owners of Key, interest at 8%, payable quarterly, balance due May 1, 1999; secured by irrevocable letter of credit issued by
     Company's primary lender                                                                       1,125          1,125
Notes payable to former owners of Key, interest at 8%, payable quarterly, balance due May 1, 1999; convertible at $17.00 per share into the Company's common stock. In May 1996, $950,000 of the notes payable was converted into
     55,882 shares of the Company's common stock                                                    1,300          1,300
Notes payable to former owners of Air-Tex, interest at 9%, payable quarterly,
     balance due March 1, 2000                                                                        200            200
Notes payable to former owners of Air-Tex, interest at 9%, payable quarterly, balance due March 1, 2000, convertible at $17.00 per share into the
     Company's common stock                                                                           400            400
Notes payable to former owners of Air-Tex, interest at 6%, payable quarterly, balance due March 1, 2000, convertible at $17.00 per share into the
     Company's common stock                                                                           625            625
Notes payable to former owner of Wesburn, interest at 8%, payable annually,
     principal payable in five annual installments of $200,000                                         --          1,000
Notes payable to former owners of Designer, interest at 7%, payable quarterly, balance due June 9, 2000, convertible at $17.00 per share into the
     Company's common stock                                                                           500            500
Notes payable to former owners of BTS, interest at 8%, payable quarterly, balance due July 14, 2000, convertible at $18.30 per share into the Company's
     common stock                                                                                     500            500
Notes payable to former owners of Ocean, interest at 6%, payable quarterly, balance due November 17, 2000, convertible at $20.00 per share into the
     Company's common stock                                                                           300            300
Notes payable to former owners of Tee-Off, interest at 5.5%, payable
     bi-annually, balance due January 22, 2001                                                        456            364
Other notes payable                                                                                 1,189          1,304
                                                                                               ----------     ----------
                                                                                                   46,825         60,730
Less current maturities                                                                             6,378          1,871
                                                                                               ----------     ----------
                                                                                               $   40,447     $   58,859
                                                                                               ==========     ==========

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

The aggregate maturities of long-term debt as of August 30, 1997 are as follows (in thousands):

          1998                     $    1,871
          1999                          4,204
          2000                          5,007
          2001                          2,681
          2002                          1,192
          Thereafter                   45,775
                                   ----------
                                   $   60,730
                                   ==========

     On August 28, 1997, the Company entered into a new credit agreement with a syndicate of banks and other financial institutions providing for up to $125.0 million in new credit facilities (collectively, the "1997 Credit Facility"). The 1997 Credit Facility consists of a $40 million senior term loan used to repay the Company's previous bank facility debt, a $60 million senior reducing revolver credit loan to be used for acquisitions and a $25 million revolver credit loan to be used for working capital purposes. The final maturity of the term loan portion of the 1997 Credit Facility is the end of fiscal 2005. The reducing revolver facility and the revolver credit facility under the 1997 Credit Facility each terminate at the end of fiscal 2003. Borrowings under the 1997 Credit Facility are jointly and severally guaranteed by all subsidiaries of the Company, including acquired or created subsidiaries.

     Pursuant to the terms of the 1997 Credit Facility, the Company is required to maintain certain financial ratios and is subject to limitation on dividends, additional indebtedness, liens, investments, issuance of stock, mergers and acquisitions, and sales of assets. The Company is obligated to pay a commitment fee ranging from .1875% to .375% of the unused portion of the 1997 Credit Facility.

     In conjunction with the repayment of the previous bank facility debt, the Company recognized an extraordinary loss on the write-off of the previous bank facility deferred financing and loan origination costs of approximately $241,000, net of tax benefit of approximately $161,000.

9.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

                                                                 AUGUST 31,     AUGUST 30,
                                                                    1996           1997
                                                                 ----------     ----------
Deferred tax liabilities:
   Tax over book depreciation                                    $      589     $    1,048
   Prepaid expenses                                                      55             13
   Catalog and sample expenses                                          234            223
   Other - net                                                           88             77
                                                                 ----------     ----------
        Total deferred tax liabilities                                  966          1,361

Deferred tax assets:
   Restructuring costs                                                  465          2,434
   Uniform capitalization of inventory costs                            268            337
   Valuation allowance on inventory                                     127            148
   Vacation accrual                                                     265            322
   Bad debt reserve                                                     162            156
   Amortization of non-compete agreement                                430            513
                                                                 ----------     ----------
        Total deferred tax assets                                     1,717          3,910
                                                                 ----------     ----------
        Net deferred tax asset                                   $      751     $    2,549
                                                                 ==========     ==========

     Management has determined that existing deductible temporary differences will reverse within three years and may be carried back against prior taxable earnings. Therefore, it is management's opinion that it is more likely than not that the entire benefit of existing deductible temporary differences will be realized and no valuation allowance for deferred tax assets is necessary at August 30, 1997. Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEAR ENDED
                                   ------------------------------------------
                                  SEPTEMBER 2,     AUGUST 31,      AUGUST 30,
                                      1995            1996            1997
                                   ----------      ----------      ----------
Current:
  Federal                          $    2,813      $    2,994      $    2,249
  State                                   260             312             130
                                   ----------      ----------      ----------
     Total current                      3,073           3,306           2,379
Deferred:
  Federal                                (225)           (491)         (1,720)
  State                                   (48)            (45)            (78)
                                   ----------      ----------      ----------
     Total deferred                      (273)           (536)         (1,798)
                                   ----------      ----------      ----------
                                   $    2,800      $    2,770      $      581
                                   ==========      ==========      ==========

     The provision for income taxes of $581,000 at August 30, 1997 consists of $4,091,000 from continuing operations offset by the tax benefit of $3,349,000 from discontinued operations

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

and $161,000 from extraordinary loss from debt extinguishment. The provision for income taxes of $2,770,000 at August 31, 1996 consists of $2,705,000 from continuing operations and $65,000 from discontinued operations.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is (in thousands):

                                                                                YEAR ENDED
                                                  ---------------------------------------------------------------------
                                                     SEPTEMBER 2,              AUGUST 31,                 AUGUST 30,
                                                           1995                    1996                      1997
                                                  -------------------     --------------------      -------------------
                                                    AMOUNT         %        AMOUNT          %         AMOUNT         %
                                                  ----------       --     ----------        --      ----------       --
Tax at U.S. statutory rates                       $    2,323       34     $    2,301        34      $    3,453       34
State income taxes, net of federal tax
  benefit                                                212        3            267         4              52        1
Amortization of goodwill                                 202        3            206         3             206        2
Other - net                                               63        1            (69)       (1)            380        3
                                                  ----------       --     ----------        --      ----------       --
Provision for income taxes before
  discontinued operations and
  extraordinary loss                                   2,800       41          2,705        40           4,091       40
                                                  ==========       ==     ==========        ==      ==========       ==


10.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into leases for facilities and office equipment. Leases that expire generally are expected to be renewed or replaced by other leases. A summary of minimum lease commitments at August 30, 1997 that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                  Capital       Operating
                                                                 ----------     ----------
1998                                                             $      437     $    2,645
1999                                                                    215          1,942
2000                                                                     74          1,463
2001                                                                     14            959
2002                                                                     --            845
Thereafter                                                               --          4,494
                                                                 ----------     ----------
Total minimum lease payments                                            740     $   12,348
                                                                                ==========
Less amounts representing interest                                      (48)
                                                                 ----------
Present value of net minimum lease
  payments                                                       $      692
                                                                 ==========


     Total expense under operating leases amounted to approximately $1,726,000, $2,708,000

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

and $2,901,000 for the years ended September 2, 1995, August 31, 1996 and August 30, 1997, respectively.

     The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to currently pending litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

11.  STOCK OFFERING

     On December 20, 1995, the Company completed the sale of 2,015,481 shares of Common Stock in a public offering. The net proceeds of this offering of approximately $31 million were used to repay indebtedness under the previous bank facility. The Company restated its 1996 Common stock and Additional paid-in capital accounts to reflect as Additional paid-in capital the net proceeds received from the sale of the above shares in excess of $1 per share.

12.  STOCK OPTIONS AND WARRANTS

     The FASB issued Statement No. 123, Accounting for Stock-Based Compensation (FASB 123), which encourages, but does not require, the recognition of compensation expense for virtually all stock options based on their fair value on the date of grant. The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Because the Company has elected to continue to follow APB 25, FASB 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method was adopted.

     The Company's 1989 and 1994 incentive stock option plans allow the granting to officers and other key employees incentive stock options and other stock-based incentive compensation. A total of 330,000 shares of common stock, which was increased to 550,000 shares in 1997, has been reserved for issuance under these stock option plans. Under the terms of these plans, the purchase price of the shares will not be less than the fair market value at the time the option is granted and each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant.

     The Company also has a non-qualified stock option plan under which it granted 11,028 options to various employees at not less than fair value at the date of grant. The options vested on June 4, 1996.

 A summary of the Company's stock option activity, and related information for 1995, 1996 and 1997 follows:

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

                                    1995                     1996                    1997
                                    ----                     ----                    ----
                              Options     Exercise    Options     Exercise    Options    Exercise
                              (000's)      Price      (000's)      Price      (000's)     Price
                               ----      ---------     ----      ---------     ----     ---------
Outstanding - beginning
   of year                      144       $1 - $13      234       $1 - $16      300      $1 - $23
Granted                          96      $11 - $16       81      $14 - $23       78     $14 - $19
Exercised                        (3)       $1 - $5       (3)            $1      (13)     $1 - $10
Forfeited                        (3)       $1 - $5      (12)      $1 - $16      (46)     $1 - $19
                               ----                    ----                    ----
Outstanding - end of
   year                         234       $1 - $16      300       $1 - $23      319      $1 - $23
                               ====                    ====                    ====
Exercisable at end of year       16        $1 - $5       34        $1 - $9       69      $1 - $13


     If the Company had adopted the fair value accounting method under FASB 123, pro forma net income for 1996 and 1997 would be $4.1 million and $0.8 million, respectively, and proforma earnings per share for 1996 and 1997 would be $0.80 and $0.14, respectively. Because FASB 123 is applicable only to options granted subsequent to August 31, 1995, its proforma effect will not be fully reflected until fiscal 1998. The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 6%, a volatility factor of .30, a dividend yield of 0%, and an expected option life of six years. The weighted average fair value of options granted during 1996 and 1997 was $7.13 and $6.94, respectively.

     On June 23, 1993, the Company issued to its underwriting representatives in its initial security offering nontransferable warrants to purchase 150,000 shares of the Company's common stock, exercisable for a period of four years commencing one year from June 23, 1993, at an exercise price of $11.00 per share.

     On November 8, 1993, the Company adopted the Norwood Promotional Products, Inc. 1993 Non-Employee Director Stock Purchase Plan, which is designed to attract and retain highly qualified non-employee directors, reserving 30,000 shares of common stock. Under the terms of this plan, each non-employee director received warrants to purchase 6,000 shares as of the date of adoption or on their respective date of election, the purchase price of the shares subject to each warrant granted shall be $11.00 per share, warrants may not be granted after five years from the date of adoption and all warrants issued may only be exercised after the first anniversary date through the fifth anniversary date from the date of grant. During the year ended August 30, 1997, no warrants were granted under the non-employee director stock purchase plan. Warrants to purchase 24,000 shares of the Company's Common Stock were exercisable as of August 30, 1997.

     In 1995, 1996 and 1997, certain directors were granted warrants in lieu of director's fees. The warrants were issued at the fair market value at the date of grant and are exercisable

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

immediately. A total of 12,000, 9,456 and 18,000 warrants were issued to director's in 1995, 1996 and 1997, respectively. None of these warrants have been exercised as of August 30, 1997.

13.  EMPLOYEE BENEFIT PLAN

     The Company adopted the Norwood Promotional Products, Inc. Employee 401(k) Plan for the purpose of providing retirement benefits for substantially all employees. Contributions to the Plan are made both by the employees and the Company. The Company matches 30% of the first $1,000 of an employee's deferred compensation to a maximum of $300 per year. Company-matched contributions vest to the employees based upon their number of years of service to the Company. Contributions to this Plan of $42,000, $77,000 and $117,000 were charged to expense for the years ended September 2, 1995, August 31, 1996 and August 30, 1997, respectively.

     Effective May 9, 1996, the Company adopted the Employee Stock Purchase Plan of Norwood Promotional Products, Inc. for the purpose of providing substantially all employees the opportunity to purchase common stock of the Company. During 1997, employees purchased 9,644 shares of common stock under the Employee Stock Purchase Plan.

     The Company does not offer or provide post-retirement health care benefits to any of its employees.

14.  RESTRUCTURING AND UNUSUAL CHARGES

     The Company in its ongoing review of its operations has taken several initiatives in fiscal 1996 and 1997 to restructure its businesses.

     In the fourth quarter of 1997, the Company recorded restructuring and unusual charges of approximately $1,816,000 ($1,084,000 net of tax) based on its decision to consolidate its Corporate offices with its Executive offices, realign its divisions to capitalize on processing capacity and product line restructurings, and to write-off certain capitalized costs associated with its decision to terminate its negotiations related to the acquisition of the Rou bill Group in the fourth quarter of 1997. The consolidation of the Corporate offices with its Executive offices is expected to be completed in early 1998. A provision for closure of the Corporate offices totaling approximately $350,000, including write-off of certain leasehold improvements, has been accrued. Additionally, approximately $291,000 has been accrued for realignment of its divisions, including product line restructurings. In conjunction with the above activities, a total of $425,000 of severance and benefits has been accrued. Capitalized professional fees and organizational costs totaling $750,000 associated with the Rou bill Group acquisition were expensed in the fourth quarter of 1997.

     In the fourth quarter of 1996, the Company recorded restructuring and unusual charges of approximately $1,640,000 ($984,000 net of tax) based on its decision to consolidate certain

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

facilities into other existing facilities, terminate certain employees, and write-off certain capitalized costs associated with a target acquisition. A provision for closure of these facilities totaling approximately $890,000, including the write-off of certain leasehold improvements, has been accrued or paid. Approximately $560,000 of future salary and benefits was accrued or paid in the fourth quarter of 1996. These employment agreements have remaining terms that expire over the next year. Additionally, capitalized acquisition-related costs of approximately $190,000 were expensed in the fourth quarter of 1996.

15.  DISCONTINUED OPERATIONS

     The Company has decided to discontinue the operations of the Alpha Products retail division ("retail division") and is actively searching for a buyer for its assets and business. As a result, the promotional products division of Alpha Products will be relocated to other existing Company facilities. The Company is expected to cease operations of the retail division and relocate the Alpha Products promotional products division by the end of calendar 1997. The loss on the disposal of the retail division and the closing of the existing Alpha Products facility is expected to be approximately $2.9 million (net of tax benefit of $1.9 million), which includes estimated losses from operations for the retail division until operations are discontinued.

     Revenues for the retail division for the five months of ownership in fiscal year 1996 and for fiscal year 1997 were $7.9 million and $8.7 million, respectively. Earnings for the retail division for the five months of ownership in fiscal year 1996 was $93,000 (net of taxes of $65,000) and a loss of $1.96 million (net of tax benefit of $1.4 million) for fiscal year 1997.

     Net assets of the discontinued retail division at the end of 1996 and 1997 consisted of the following (in thousands):

                                          1996         1997
                                        --------     --------
          Accounts receivable           $  1,799     $  1,210
          Inventories                      1,547        1,540
          Property, plant and
               equipment, net              2,208        1,758
          Other assets                        52          197
                                        --------     --------
                                        $  5,606     $  4,705
                                        ========     ========

                       Norwood Promotional Products, Inc.
                   Notes to Consolidated Financial Statements
             September 2, 1995, August 31, 1996 and August 30, 1997

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected results of operations for each of the fiscal quarters during the year ended August 31, 1996 and August 30, 1997 are as follows (in thousands, except per share data):

                                                                1ST            2ND             3RD             4TH
                                                              QUARTER        QUARTER         QUARTER         QUARTER
                                                            ----------      ----------      ----------      ----------
Year Ended August 31, 1996
  Net sales                                                 $   33,368      $   30,086      $   41,362      $   39,232
  Gross profit                                                  10,623           8,462          13,085          11,633
  Income from continuing operations                              1,356              88           2,397             221
  Income (loss) from discontinued operations                        --              --             130             (37)
  Net income                                                     1,356              88           2,527             184
  Income per common share:
    Continuing operations                                         0.37            0.02            0.42            0.04
    Discontinued operations                                         --              --            0.02           (0.01)
    Net Income                                              $     0.37      $     0.02      $     0.44      $     0.03

Year Ended August 30, 1997
  Net sales                                                 $   39,818      $   35,268      $   51,816      $   48,933
  Gross profit                                                  12,229          10,007          15,308          12,559
  Income from continuing operations                              1,902             622           3,325             216
  Income (loss) from discontinued operations                      (462)           (457)           (549)           (492)
  Loss on disposal of discontinued operations                       --              --              --          (2,860)
  Extraordinary loss                                                --              --              --            (241)
  Net income (loss)                                              1,440             165           2,776          (3,377)
  Income per common share:
    Continuing operations                                         0.33            0.11            0.62            0.04
    Discontinued operations                                      (0.08)          (0.08)          (0.10)          (0.65)
    Extraordinary loss                                              --              --              --           (0.05)
    Net Income (loss)                                       $     0.25      $     0.03      $     0.52      $    (0.66)

Quarterly results of operations were impacted by business acquisitions as follows:

                               INITIAL
         ACQUISITIONS          DATE ACQUIRED                QUARTER IMPACTED
         ------------          -------------                ----------------
         Ocean                 November 20, 1995            1st Quarter, 1996
         Tee-Off               January 23, 1996             2nd Quarter, 1996
         Alpha                 April 1, 1996                3rd Quarter, 1996
         Wesburn               February 14, 1997            2nd Quarter, 1997
         DMA                   February 14, 1997            2nd Quarter, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the caption "Certain Transactions."

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

     1. The following financial statements are included under Item 8:

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets as of August 31, 1996 and August 30, 1997

     Consolidated Statements of Income for the years ended September 2, 1995, August 31, 1996 and August 30, 1997

     Consolidated Statements of Shareholders' Equity for the years ended September 2, 1995, August 31, 1996 and August 30, 1997

     Consolidated Statements of Cash Flows for the years ended September 2, 1995, August 31, 1996 and August 30, 1997

     Notes to Consolidated Financial Statements


     2. The following financial statement schedules are included under Item 14:

     Schedule VIII -- Valuation and Qualifying Accounts

     3. Exhibits -- See Index to Exhibits on page 55.


     (b) Reports on Form 8-K -

     The following is the date and description of the events reported on Forms 8-K filed during fourth quarter of 1997:

     Date of Earliest Event
     Reported on Form 8-K               Description
     --------------------               -----------

     August 11, 1997                    Changes in management and termination
                                        of Rou bill Group letter of intent

     August12, 1997                     Company to discontinue Alpha Products
                                        retail division and other restructuring
                                        and unusual charges

     August 12, 1997                    Closing of a new $125 million credit
                                        facility

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NORWOOD PROMOTIONAL PRODUCTS, INC.

               By: /s/ FRANK P. KRASOVEC              Date:   November 18, 1997
                  -------------------------------
               Frank P. Krasovec
               Chairman, Chief Executive Officer
               and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                               Capacity                                          Date
---------                               --------                                          ----
/s/ FRANK P. KRASOVEC                   Chairman, Chief Executive Officer,                November 18, 1997
-----------------------------------     President, and Director
Frank P. Krasovec                       (Principal Executive Officer)

/s/ JAMES P. GUNNING, Jr.               Secretary, Treasurer and Chief Financial          November 18, 1997
-----------------------------------     Officer (Principal Financial Officer)
James P. Gunning, Jr.

/s/ ROBERT L. SEIBERT                   Director                                          November 18, 1997
-----------------------------------
Robert L. Seibert

/s/ JOHN H. WILSON III                  Director                                          November 18, 1997
-----------------------------------
John H. Wilson III

/s/ JOHN H. JOSEPHSON                   Director                                          November 18, 1997
-----------------------------------
John H. Josephson

/s/ HAROLD HOLLAND                      Director                                          November 18, 1997
-----------------------------------
Harold Holland

/s/ ROY D. TERRACINA                    Director                                          November 18, 1997
-----------------------------------
Roy D. Terracina

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                      Additions
                                                Charged to    -------------------------
                                                Balance at    Charged to        Other                             Balance at
                                                Beginning      Costs and       Accounts         Deductions          End of
         Description                            of Period      Expenses        Describe          Describe           Period
         -----------                            ----------    ----------       --------         ----------        ----------
Year ended September 2, 1995:

Deducted from asset accounts:

Allowance for doubtful accounts                     227            169            293(3)            149(1)            540

Reserve for inventory obsolescence                  414             21             99(3)            139(2)            395
                                                  -----          -----          -----             -----             -----

Total                                               641            190            392               288               935
                                                  =====          =====          =====             =====             =====

Year ended August 31, 1996:

Deducted from asset accounts:

Allowance for doubtful accounts                     540            330            189(4)            355(1)            704

Reserve for inventory obsolescence                  395             48            347(4)             22(2)            768
                                                  -----          -----          -----             -----             -----

Total                                               935            378            536               377             1,472
                                                  =====          =====          =====             =====             =====

Year ended August 30, 1997:

Deducted from asset accounts:

Allowance for doubtful accounts                     704            181             47(5)            290(1)            642

Reserve for inventory obsolescence                  768             84             --               163(2)            689
                                                  -----          -----          -----             -----             -----

Total                                             1,472            265             47               453             1,331
                                                  =====          =====          =====             =====             =====


(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off during year.
(3) Amounts acquired with the purchase of Air-Tex Corporation, Designer Plastics, Inc. and BTS Group.
(4) Amounts acquired with the purchase of Ocean Specialty Manufacturing Corporation, Tee-Off Enterprises, Inc. and Alpha Products, Inc.
(5)  Amounts acquired with the purchase of Wesburn Golf and DM Apparel, Inc.

                                INDEX TO EXHIBITS

Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is indicated by an asterisk (*).


EXHIBIT
NUMBER              DESCRIPTION

          3.1   --  Articles of Incorporation of the Registrant, as amended.(1)
          3.2   --  Amended and Restated Bylaws of the Registrant.
          4.1   --  Specimen stock certificate evidencing the Common Stock.(1)
          10.1 -- 1993 Non-qualified Stock Option Plan of the Registrant dated June 4, 1993.(1) (Exhibit 10.18) *
          10.2 -- 1993 Non-Employee Director Stock Purchase Plan of the Registrant dated November 8, 1993.(2) (Exhibit 10.26) *
          10.3 -- Employee Stock Purchase Plan of the Registrant dated May 18, 1995, as amended and restated effective as of May 9, 1996.
                    (3) (Exhibit 4.7) *
          10.4 -- Amended and Restated 1989 Incentive Stock Option Plan of the Registrant dated August 23, 1996. (4) *
          10.5 -- Amended and Restated 1994 Incentive Stock Compensation Plan of the Registrant dated August 23, 1996. (4) *
          10.6 -- Warrant certificate granted by the Registrant to Allen and Company, Incorporated, dated June 23,1993.(1)
          10.7 -- Form of Warrant certificate granted by the Registrant to Directors in lieu of Director's fees.
          10.8 -- Lease dated March 26, 1973 by and between Don E. Harley Associates, Inc., and Arthur Salm, Inc, assigned to Exchange National Bank of Chicago on June 12, 1973, assigned to Barlow Specialty Advertising, Inc. in June 1986, and assigned to Barlow Promotional Products, Inc. as of May 19, 1992.(1) (Exhibit 10.15)
          10.9 -- Lease Agreement by and between Wulfe Investments and Radio Cap Company, Inc. commencing August 1, 1992 relating to certain property located at 817 North Frio in San Antonio, Texas.(1) (Exhibit 10.16)
          10.10 -- Lease Agreement by and between the Utah State Retirement Fund and Radio Cap Company, Inc. entered into November 17, 1992 relating to the space at Rittiman East Business Park, Building 12 at 5519 Business Park in San Antonio.(1) (Exhibit 10.17)
          10.11 -- Lease Agreement by and between Joseph S. Scher, not individually, but as Trustee under the Joseph S. Scher Trust dated April 5, 1993, and Key Acquisition Corp., dated as of May 1, 1994.(5) (Exhibit 10.20)
          10.12 -- Sublease by and between MM Realty Associates II, dated November 1, 1981; First Amendment to Sublease by and between MM Realty Associates II, dated March 1, 1983; Second Amendment to Sublease by and between Cranston Partnership (Associates II) formerly MM Realty, dated September 1, 1986 and Assignment of and Third Amendment to Sublease by and between Cranston Partnership, Measured Marketing Services, Inc. and ArtMold Products Corporation, dated March 1, 1992.(5)
          10.13 -- Office Sublease dated May 1995 between the Registrant and Frito Lay, Inc. (6) (Exhibit 10.28)

          10.14 -- Standard Industrial Commercial--Tenant Lease--Net effective as of November 20, 1995 between Key Industries, Inc. and Harris/Newell Family Partnership. (6)
          10.15 -- Standard Industrial Commercial--Tenant Lease--Net effective as of February 22, 1996 between Barlow Promotional Products, Inc. and AMG Holding, Inc. (7) (Exhibit 10.34)
          10.16 -- Asset Purchase Agreement dated as of November 17, 1995 among Ocean Specialty Manufacturing Corporation, Steve Sherlin, Ron Silverstein, Key Industries, Inc. and the Registrant.
                    (6) (Exhibit 10.30)
          10.17 -- Asset Purchase Agreement dated January 22, 1996 among TEE-OFF Enterprises, Inc., James W. Schmidt, Vicki M. Schmidt, ArtMold Products Corporation and the Registrant (8)
          10.18 -- Asset Purchase Agreement dated April 1, 1996 among Alpha Products,. Inc., Aladdin Industries, Inc., Radio Cap Company, Inc. and the Registrant.(9)
          10.19 -- Credit Agreement dated as of August 28, 1997 among the Registrant, certain Subsidiary Guarantors, Merrill Lynch & Co. and NationsBank, N.A. (10)
          11.1   -- Computation of per share earnings. (filed herewith)
          21.1   -- Subsidiaries of the Registrant.(6) (Exhibit 22.1)
          23.1   -- Consent of Ernst & Young L.L.P. (filed herewith)
          27.1   -- Financial data schedule. (filed herewith)

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

(3) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on July 15, 1996 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Registrant's Form 10-K for the year ended August 31, 1996 filed with the Securities and Exchange Commission on November 26, 1996 and incorporated herein by reference.

(5) Previously filed as an Exhibit to the Registrants Form 10-Q filed with the Securities and Exchange Commission on May 14, 1994 and incorporated herein by reference

(6) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 17, 1995, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on November 24, 1995, and incorporated herein by reference.

(7) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on April 16, 1996 and incorporated herein by reference.

(8) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 2, 1996 and incorporated herein by reference.

(9) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 16, 1996 and incorporated herein by reference.

(10) Previously filed as an Exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 5, 1997 and incorporated herein by reference.