Form 10-K/A
period 1997-08-30
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1997-12-29
CIK 902793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

       Registrant's telephone number, including area code: (512) 476-7100

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.--

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 1997 was approximately $56,100,000 based upon the last sales price on November 24, 1997 on the NASDAQ National Market for the Company's common stock. The registrant had 5,070,043 shares of Common Stock outstanding on November 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

              Name                     Age                                 Position
              ----                     ---                                 --------
Frank P. Krasovec                       54          Chairman, President, Chief Executive Officer and Director
James P. Gunning, Jr.                   49          Secretary, Treasurer and Chief Financial Officer
Robert L. Siebert (a)(b)                67          Director
John H. Wilson III (a)(b)               55          Director
John H. Josephson (a)(b)                36          Director
Harold Holland                          69          Director
Roy D. Terracina                        51          Director

------------------
(a)  Member of the Compensation Committee
(b)  Member of the Audit Committee

         Officers are elected to hold office until the annual meeting of the Board of Directors and serve at the discretion of the Board of Directors. All directors serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

         Frank P. Krasovec has served as Chairman of the Company since October 1989 and has served as its President since August 1997. From 1976 until May 1994 he served as either the Chairman or President of Radio Cap Company, Inc., a subsidiary of the Company ("RCC"). From 1984 until December 1996, Mr. Krasovec was the Chairman of Littlefield Real Estate Company, a real estate investment firm, and managed other cable television and venture capital investments. Mr. Krasovec currently devotes his full time to the business of the Company.

         James P. Gunning, Jr. has served as Secretary, Treasurer and Chief Financial Officer of the Company since August 1997. He served as Treasury Director of the Company from January 1997 to August 1997. Prior to joining the Company, Mr. Gunning was the Chief Financial Officer of Blank, Rome, Comisky & McCauley, a law firm, from July 1989 to January 1997, Senior Vice President and Corporate Controller of Continental Bancorp, Inc., a bank holding company, from May 1981 to January 1989, and served in various professional positions with Touche Ross & Co. (Deloitte & Touche, L.L.P.) from May 1970 to May 1981.

         Robert L. Seibert has served as a director of the Company since October 1989 and was a director of Norwood Products, Inc. (the "Predecessor Company") from December 1988 to October 1989. From 1978 until his retirement in December 1994, he served as chairman of Advertising Unlimited, Inc., a supplier of promotional product calendars. Mr. Seibert has also been a director of Northstar Guaranty since 1992.

         John H. Wilson III has served as a director of the Company since December 1991. Since April 1983, he has served as President of U.S. Equity Corporation, a private venture capital company. Mr. Wilson is a Director of Capital Southwest Corp., Whitehall Corp., Encore Wire Corporation and Palm Harbor Homes, Inc.

         John H. Josephson has served as a director of the Company since June 1993. Mr. Josephson has been employed by Allen & Company Incorporated since August 1987 and has been a Director of that firm since February 1995. Mr. Josephson is also a director of Medical Resources, Inc., OFI Holdings, Inc., SESAC Holdings, Inc. and Virgol Servicos de Conveniencia, SA.

         Harold Holland has served as a director of the Company since July 1994. Mr. Holland was the founder of ArtMold in 1960 and served as its President and Chairman until July 1994 when ArtMold was acquired by the Company.

         Roy D. Terracina has served as a director since November 1996. Mr. Terracina was the owner and chief executive officer of Sterling Foods, Inc. from 1984 until he sold the company in 1993. He is currently a partner of Jungle Labs, a supplier of chemicals to the pet industry. Mr. Terracina is also a director of Texas Commerce Bank, National Association, United Services Advisors, Inc. and Mesirow Partners.

         In connection with the initial public offering of Common Stock in 1993, the Company agreed with the underwriters to use reasonable best efforts until June 1998 to maintain a Board of Directors comprising at least five members, at least two of whom will be unaffiliated with and independent of the Company.

BOARD COMMITTEES AND MEETINGS

         The Board of Directors has standing Audit and Compensation Committees. The Audit Committee annually recommends to the Board the appointment of independent certified accountants as auditors for the Company, discusses and reviews the scope and the fees of the prospective annual audit and reviews the results with the auditors, reviews compliance with existing major accounting and financial policies of the Company, reviews the adequacy of the financial organization of the Company and considers comments by the auditors regarding internal controls and accounting procedures and management's response to those comments. The Audit Committee held one meeting during the fiscal year ended August 30, 1997.

         The Compensation Committee members are Messrs. Wilson (Chairman), Seibert and Josephson. The Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company and administers the Company's stock option plans and employee stock purchase plan. The Compensation Committee held four meetings during the fiscal year ended August 30, 1997.

         The Board of Directors held four meetings during the fiscal year ended August 30, 1997. During fiscal 1997 each director attended at least 75% of the meetings of the Board of Directors and the meetings held by the committees of the Board of Directors on which such director served.

DIRECTOR COMPENSATION

         Members of the Board of Directors who are not employees of the Company receive annual director's fees of $20,000. In addition, members of the Board of Directors are reimbursed for their expenses for attending Board and committee meetings. Non-employee directors are given the option of receiving warrants to purchase shares of Common Stock in lieu of cash director's fees. These warrants are exercisable at any time during the five-year period following their issuance. During fiscal year 1997, Messrs. Josephson, Wilson, Holland and Terracina each received, in lieu of cash director's fees, warrants to purchase 6,000 shares of Common Stock at an exercise price of $16.875 per share.

         Pursuant to the Company's Non-Employee Director Stock Purchase Plan, warrants to purchase 6,000 shares of Common Stock are granted to each Director who is not an employee of the Company at the time the Director is first elected to the Board of Directors. These warrants vest one year after they are granted and are exercisable at any time during the following four years.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form information concerning compensation paid by the Company for services rendered during fiscal years 1995, 1996 and 1997 to the Company's chief executive officer and each other executive officer who received compensation in excess of $100,000 for fiscal 1997 (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                                    Long Term
                                                         Annual Compensation     Compensation
                                          -------------------------------------  ------------
                                                                      Other        Securities
                               Fiscal                                 Annual       Underlying
                Name            Year      Salary         Bonus     Compensation    Options/SARs (#)
                ----            ----      --------      -------    ------------      ------
Frank P. Krasovec               1997      $269,711           --      $27,539(a)       5,000
  Chief Executive Officer,      1996       266,346           --           --         10,000
  President and Chairman        1995       241,680           --           --          9,000

Robert P. Whitesell(b)          1997       210,465           --           --          5,000(c)
  President and Chief           1996       179,322           --           --         10,000(c)
  Operating Officer             1995       152,884      $45,000                       9,000(c)

J. Max Waits(d)                 1997       136,466           --           --          5,000
  Treasurer and                 1996       121,053           --           --          8,000
  Chief Financial Officer       1995       107,230       32,000           --          4,500

-----------------

(a) Represents the estimated value of personal use of corporate aircraft. See Item 13. "Certain Relationships and Related Transactions."

(b) Mr. Whitesell resigned his positions as President and Chief Operating Officer of the Company on August 6, 1997.

(c) All unexercised stock options granted to Mr. Whitesell during fiscal 1995, 1996 and 1997 expired upon his resignation in August 1997.

(d) Mr. Waits served as Treasurer and Chief Financial Officer of the Company until August 1997. He currently is employed as general manager of Air-Tex Corporation, a subsidiary of the Company.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning the number and value of unexercised stock options granted during the last completed fiscal year to each of the named executive officers.



                                              INDIVIDUAL GRANTS
                          ------------------------------------------------------------

                                           PERCENT OF                                 POTENTIAL REALIZABLE
                            NUMBER OF        TOTAL                                         VALUE AT
                            SECURITIES      OPTIONS/                                 ASSUMED ANNUAL RATES OF
                            UNDERLYING    SARS GRANTED                              STOCK PRICE APPRECIATION
                             OPTIONS/    TO EMPLOYEES   EXERCISE OF                       FOR OPTION TERM
                               SARS        IN FISCAL     BASE PRICE    EXPIRATION   ------------------------
          NAME               GRANTED (#)       YEAR        ($/SH)        DATE          5% ($)       10% ($)
          ----               ---------    ---------      ---------     ---------      ---------    ---------
Frank P. Krasovec              5,000          6.4%         $16.875     11/15/06        $53,079     $134,512
Robert P. Whitesell(a)         5,000          6.4%          16.875     11/15/06             --           --
J. Max Waits                   5,000          6.4%          16.875     11/15/06         53,079      134,512
James P. Gunning, Jr.          5,000          6.4%          16.875     11/15/06         53,079      134,512

---------------------
(a) All unexercised stock options granted to Mr. Whitesell during the last completed fiscal year were forfeited upon his resignation in August 1997.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth information concerning the number and value of unexercised stock options held by named executive officers at August 30, 1997.


                                                                                          VALUE OF UNEXERCISED
                                                                NUMBER OF UNEXERCISED         IN-THE-MONEY
                                                                  OPTIONS/SARS AT             OPTIONS/SARS
                                                                  FISCAL YEAR-END (#)       AT FISCAL YEAR-END ($)
                                                                  -------------------       ----------------------
                              SHARES ACQUIRED       VALUE            EXERCISABLE/            EXERCISABLE/
             NAME             ON EXERCISE (#)    REALIZED ($)       UNEXERCISABLE            UNEXERCISABLE
             ----             ---------------    ------------       -------------            -------------
   Frank P. Krasovec                --                --             2,000/28,000           $2,000/$23,080
   Robert P. Whitesell              --                --             2,000/    --            2,000/     --
   J. Max Waits                     --                --             5,562/19,100           59,230/11,140
   James P. Gunning, Jr.            --                --                --/11,000               --/    --

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         During fiscal 1997, the Compensation Committee of the Board of Directors was made up of three independent non-employee Directors. The Committee is responsible for analyzing the performance of the officers of the Company and making recommendations to the entire Board of Directors concerning their salaries, benefits and other compensation. The Committee also administers the Company's stock option and compensation plans.

         Compensation of officers consists of three elements: (i) base salary,
(ii) annual incentive bonuses and (iii) long-term incentives in the form of stock options. Annual cash bonuses are paid if the Company or its operating companies achieve financial targets designed to reflect above-average performance relative to the promotional products industry and the general economy. Stock options are used to align the interests of shareholders and officers by rewarding performance that builds shareholder value. These elements are combined to build compensation packages that attract, motivate and retain the management talent necessary to insure the success of the Company.

         Base salaries for officers are determined by evaluating the responsibilities of the position, individual performance by the officer, contributions to the growth, revenue and earnings of the Company, the experience of the officer and the number of years of his or her service with the Company. These salaries are reviewed annually and adjustments are determined by the Company's performance and the individual's contribution to that performance.

         For fiscal 1997, the Company's incentive bonus plan covered executives of the Company and five of the Company's operating subsidiaries: ArtMold Products Corporation, Barlow Promotional Products, Inc., Key Industries, Inc., Air-Tex Corporation and Radio Cap Company, Inc. Under the plan, pre-determined amounts were available for the payment of cash bonuses based on both individual performance and achievement of operating income targets by the subsidiaries. Certain officers and other key managers participated in the bonus plans during fiscal 1997 based upon percentages set for them at the beginning of the fiscal year.

         Stock options are granted to officers from time to time as determined by the Committee. Stock options are granted with an exercise price not less than the fair market value of the Common Stock on the date of grant. Options are generally exercisable between three and ten years from the date granted. Stock options are an important part of the overall compensation package provided to officers. Since the full benefit of the compensation package cannot be realized unless the Common Stock appreciates over the period that the stock options vest and become exercisable, the Company believes that the grant of stock options provides incentive for the creation of long-term shareholder value.

         These compensation policies apply to all officers of the Company, including the named executive officers. Annual base salaries and incentive bonus targets for executive officers were determined by the entire Board of Directors, based upon the recommendations of the Compensation Committee and the Board's evaluation of the factors described above.

         Mr. Krasovec's base annual salary was increased by the Board of Directors to $275,000 effective January 1, 1996. The Compensation Committee determined not to increase Mr. Krasovec's base compensation for fiscal 1997.

                            Compensation Committee:

                            Robert L. Seibert
                            John H. Wilson III
                            John H. Josephson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. There are no persons who participated in deliberations concerning executive officer compensation in fiscal 1997 that had any relationship that would require disclosure pursuant to
Item 404 of Regulation S-K as promulgated by the Securities and Exchange Commission.

         No executive officer of the Company served as a member of the compensation committee (or other Board committee performing similar functions) or board of directors of another corporation, one of whose executive officers served on the Company's Compensation Committee or Board of Directors.

COMMON STOCK PERFORMANCE GRAPH

         The Common Stock began trading publicly on June 16, 1993. The following performance graph compares the cumulative return since June 16, 1993 of the Common Stock with that of Standard and Poor's 500 Stock Index and a group of the Company's peer corporations (the "Peer Group"). Each index assumes $100 invested on June 16, 1993 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.


                                    [GRAPH]

Research Data Group           Total Return - Data Summary


NPPI                               Begin:    06/16/93
                                   End:      08/31/97
                                             3678VNPP

                                   ------------------------------------------------------------------------------------------------
                                   6/16/93   8/93   11/93   2/94   5/94    8/94   11/94   2/95   5/95    8/95   11/95   2/96   5/96

NORWOOD PROMOTIONAL PRODS     NPPI     100    113     105    127     93      95     100    111    130     141     159    166    189

PEER GROUP                    PPEER0   100    105     117    114    112     106      98    103     97     103     111    113    143

S & P 500                     1500     100    104     105    106    105     110     106    114    126     133     145    154    162


                                     8/96   11/96    2/97   5/97   8/97

NORWOOD PROMOTIONAL PRODS     NPPI     132    143     159    133    123

PEER GROUP                    PPEER0   130    166     128    160    176

S & P 500                     1500     158    185     194    209    223

                                            JUNE 16,    AUG. 28,     SEPT. 3,    SEPT. 2,     AUG. 31,    AUG. 31,
                                             1993         1993        1994        1995          1996        1997
                                           --------     --------    --------     --------    --------     --------
Norwood Promotional Products,  Inc.           100          113          95          141         132          123
Standard & Poor's 500 Stock Index             100          104         106          133         158          223
Peer Group                                    100          105         107          103         130          176


The Peer Group is composed of the following companies:


                           COMPANY NAME                                   SYMBOL
                           ------------                                   ------
                     Ha-Lo Industries, Inc.                                HALO
                     Tandy Brands Accessories, Inc.                        TBAC
                     Lillian Vernon Corp.                                  LVC
                     CSS Industries, Inc.                                  CSS
                     Swiss Army Brands, Inc.                               SABI


         The Companies above were selected as a Peer Group due to similar industries and market capitalization.

SECTION 16 COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, directors, certain officers, and beneficial owners of 10% or more of the Company's Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its fiscal year 1997 and thereafter, Forms 5 and amendments thereto furnished to the Company with respect to its fiscal year 1997, and written representations received by the Company from a Director, officer or beneficial owner of more than 10% of the Common Stock ("reporting persons") that no Form 5 is required, the Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934 during the Company's fiscal year 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Common Stock (i) as of December 10, 1997 by each Director of the Company, each named executive officer (as defined in Item 11. "Executive Compensation"), all current executive officers and Directors of the Company as a group; and (ii) as of September 30, 1997 by each other person known to the Company to own beneficially more than five percent of the Common Stock as of September 30, 1997.

                                                            BENEFICIAL OWNERSHIP (A)
                                                          ---------------------------
                                                          NUMBER OF
              NAME OF BENEFICIAL OWNER                     SHARES          PERCENTAGE
              ------------------------                    ---------        ----------

   DIRECTORS AND EXECUTIVE OFFICERS:

Frank P. Krasovec (b)                                       659,917           13.0%
James P. Gunning, Jr                                            500             *
Robert P. Whitesell                                         109,023            2.2%
J. Max Waits (c)                                             13,100             *
Robert L. Seibert (d)                                        14,587             *
John H. Wilson III (e)                                       34,651             *
John H. Josephson (f)                                        24,728             *
Harold Holland (g)                                           13,000             *
Roy D. Terracina (h)                                         10,500             *
All directors and executive officers as a group
(Nine persons)                                              880,006           17.4%

5% SHAREHOLDERS:

Newberger & Berman, L.L.C. (i)(j)                           706,500           12.5%
Heartland Advisors, Inc. (i)(k)                             486,000            8.6%
Trust Company of the West Group, Inc. (i)(l)                472,400            8.4%
Thomson Horstmann & Bryant, Inc. (i)(m)                     460,000            8.1%


-------------
*Less than 1%

(a) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The percentages are based upon 5,070,598 shares outstanding as of December 10, 1997.

(b) Mr. Krasovec's business address is 106 East Sixth Street, Suite 300, Austin, Texas 78701. Includes 7,000 shares of Common Stock issuable upon exercise of options granted to Mr. Krasovec by the Company under the Company's 1989 Stock Option Plan (the "1989 Plan"), which are exercisable within 60 days.

(c) Includes 7,862 shares of Common Stock issuable upon exercise of options granted to Mr. Waits by the Company under the 1989 Plan, which are exercisable within 60 days.

(d) Includes 6,000 shares of Common Stock issuable upon exercise of warrants granted to Mr. Seibert by the Company, which are currently exercisable.

(e) Includes 22,728 shares of Common Stock issuable upon exercise of warrants granted to Mr. Wilson by the Company, which are currently exercisable.

(f) Includes 22,728 shares of Common Stock issuable upon exercise of warrants granted to Mr. Josephson by the Company, which are immediately exercisable. Excludes 150,000 shares of Common Stock issuable upon exercise of warrants held by Allen & Company Incorporated ("Allen"). Mr. Josephson, a director of Allen, disclaims beneficial ownership of these shares.

(g) Includes 12,000 shares of Common Stock issuable upon exercise of warrants granted to Mr. Holland by the Company, which are currently exercisable.

(h) Includes 6,000 shares of Common Stock issuable upon exercise of warrants granted to Mr. Terracina by the Company, which are currently exercisable.

(i) Information regarding beneficial ownership has been obtained from reports on SEC Schedule 13F and 13G or from the Nasdaq Stock Market. This information has not been verified by the Company.

(j) The business address of Newberger & Berman, L.L.C. is 605 Third Avenue, New York, New York 10158-3698.

(k) The business address for Heartland Advisors, Inc. is 790 N. Milwaukee Street, Milwaukee, Wisconsin 53202-3712.

(l) The business address of Trust Company of the West Group, Inc. is 865 South Figuerga Street, Los Angeles, California 90017.

(m) The business address of Thomson Horstmann & Bryant, Inc. is Park 80 West/Plaza Two, Saddle Brook, New Jersey 07663.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, Norcorp, Inc., a subsidiary of the Company ("Norcorp"), acquired an undivided 12.5% interest in a corporate aircraft. Frank Krasovec, Chief Executive Officer, President and Chairman of the Company, entered into a Time Sharing Agreement with Norcorp effective November 1996, which required Mr. Krasovec to reimburse Norcorp for certain expenses related to his personal use of the aircraft. In November 1997, the Compensation Committee determined to modify the Time Sharing Agreement to treat Mr. Krasovec's reimbursable expenses as additional compensation. These expenses for fiscal 1997 totaled approximately $27,539. See Item 11. "Executive Compensation."

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD PROMOTIONAL PRODUCTS, INC.



By:      /s/ James P. Gunning, Jr.                 Date:  December 24, 1997
   ----------------------------------------
         James P. Gunning, Jr.
         Secretary, Treasurer and
         Chief Financial Officer

                               INDEX TO EXHIBITS

Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is indicated by an asterisk (*).


EXHIBIT NUMBER                              DESCRIPTION

3.1      --     Articles of Incorporation of the Registrant, as amended.(1)
3.2      --     Amended and Restated Bylaws of the Registrant. (filed herewith)
4.1      --     Specimen stock certificate evidencing the Common Stock.(1)
10.1     --     1993 Non-qualified Stock Option Plan of the Registrant dated June 4, 1993.(1) (Exhibit 10.18) *
10.2     --     1993 Non-Employee Director Stock Purchase Plan of the Registrant dated November 8, 1993.(2)
                (Exhibit 10.26) *
10.3     --     Employee Stock Purchase Plan of the Registrant dated May 18,  1995, as amended and restated
                effective as of May 9, 1996. (3) (Exhibit 4.7) *
10.4     --     Amended and Restated 1989 Incentive Stock Option Plan of the Registrant dated August 23, 1996.
                (4) *
10.5     --     Amended and Restated 1994 Incentive Stock Compensation Plan of the Registrant dated August 23,
                1996. (4) *
10.6     --     Warrant certificate granted by the Registrant to Allen and Company, Incorporated, dated June
                23,1993.(1)
10.7     --     Form of Warrant certificate granted by the Registrant to Directors in lieu of Director's fees.
                (filed herewith) *
10.8     --     Lease dated March 26, 1973 by and between Don E. Harley Associates, Inc., and Arthur Salm, Inc.
                assigned to Exchange National Bank of Chicago on June 12, 1973, assigned to Barlow Specialty
                Advertising, Inc. in June 1986, and assigned to Barlow Promotional Products, Inc. as of May 19,
                1992.(1) (Exhibit 10.15)
10.9     --     Lease Agreement by and between Wulfe Investments and Radio Cap Company, Inc. commencing August 1,
                1992 relating to certain property located at 817 North Frio in San Antonio, Texas.(l) (Exhibit
                10.16)
10.10    --     Lease Agreement by and between the Utah State Retirement Fund and Radio Cap Company, Inc. entered into November 17, 1992 relating to the space at Rittiman East Business Park, Building 12 at 5519
                Business Park in San Antonio.(1) (Exhibit 10.17)
10.11    --     Lease Agreement by and between Joseph S. Scher, not individually, but as Trustee under the
                Joseph S. Scher Trust dated April 5, 1993, and Key Acquisition Corp., dated as of May 1, 1994.(5)
                (Exhibit 10.20)
10.12    --     Sublease by and between MM Realty Associates II, dated November 1, 1981; First Amendment to
                Sublease by and between MM Realty Associates II, dated March 1, 1983; Second Amendment to
                Sublease by and between Cranston Partnership (Associates II) formerly MM Realty, dated September
                1, 1986 and Assignment of and Third Amendment to Sublease by and between Cranston Partnership,
                Measured Marketing Services, Inc. and ArtMold Products Corporation, dated March 1, 1992.(5)
10.13    --     Office Sublease dated May 1995 between the Registrant and Frito Lay, Inc. (6) (Exhibit 10.28)
10.14    --     Standard Industrial Commercial-Tenant Lease-Net effective as of November 20, 1995 between Key
                Industries, Inc. and Harris/Newell Family Partnership. (6)
10.15    --     Standard Industrial Commercial-Tenant Lease-Net effective as of February 22, 1996 between Barlow
                Promotional Products, Inc. and AMG Holding, Inc. (7) (Exhibit 10.34)
10.16    --     Asset Purchase Agreement dated as of November 17, 1995 among Ocean Specialty Manufacturing
                Corporation, Steve Sherlin, Ron Silverstein, Key Industries, Inc. and the Registrant. (6)
                (Exhibit 10.30)
10.17    --     Asset Purchase Agreement dated January 22, 1996 among TEE-OFF Enterprises, Inc., James W. Schmidt, Vicki M. Schmidt,
                ArtMold Products Corporation and the Registrant (8)
10.18    --     Asset Purchase Agreement dated April 1, 1996 among Alpha Products,. Inc., Aladdin Industries,
                Inc., Radio Cap Company, Inc. and the Registrant.(9)


10.19    --     Credit Agreement dated as of August 28, 1997 among the Registrant, certain Subsidiary Guarantors
                Merrill Lynch & Co. and NationsBank, N.A. (10)
10.20    --     Time Sharing Agreement dated as of August 25, 1997 between Norcorp, Inc. and Frank P. Krasovec
                (filed herewith)*
11.1     --     Computation of per share earnings. (11)
21.1     --     Subsidiaries of the Registrant.(6) (Exhibit 22.1)
23.1     --     Consent of Ernst & Young L.L.P. (11)
27.1     --     Financial data schedule. (11)

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-61740) filed with the Securities and Exchange Commission on June 16, 1993 and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended November 27, 1993 filed with the Securities and Exchange Commission on January 10, 1994 and incorporated herein by reference

(3) Previously filed as an Exhibit to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on July 15, 1996 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Registrant's Form 10-K for the year ended August 30, 1996 filed with the Securities and Exchange Commission on November 26, 1996 and incorporated herein by reference.

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

(11) Previously filed as an Exhibit to the Registrant's Form 10-K for the year ended August 30, 1997 filed with the Securities and Exchange Commission on November 28, 1997.