Form 10-Q
period 1997-11-29
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1998-01-13
CIK 902793

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended November 29, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 for the Transition Period From                  to
                                                       ------------------

                         Commission file number 0-21800
                                                       -----------
                          NORWOOD PROMOTIONAL PRODUCTS, INC.
                          ----------------------------------

             (Exact name of registrant as specified in its charter)

                  TEXAS                                  74-2553074
                  -----                                  ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    106 E. 6th Street, Suite 300, Austin, Texas             78701
    -----------------------------------------------------------------
    (Address of Principal executive offices)              (Zip Code)

                                 (210) 341-9440
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,071,169 shares of Common Stock, no par value, as of January 6, 1998.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED NOVEMBER 29, 1997



PART I            Financial Information                                               PAGE NO.
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

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED
                                                          NOVEMBER 29,  NOVEMBER 30,
                                                             1997        1996(a)
Sales                                                     $ 46,964     $ 39,818
Cost of sales                                               33,744       27,589
Gross profit                                                13,220       12,229
Operating expenses                                           9,230        8,377
Operating income                                             3,990        3,852
Interest expense                                               863          669
Income before income taxes                                   3,127        3,183
Provision for income taxes                                   1,282        1,281
Income from continuing operations                            1,845        1,902
Discontinued operations                                       --           (462)
Net income                                                $  1,845     $  1,440

Net income per common share:
    Primary:
      Income from continuing operations                   $   0.35     $   0.33
      Discontinued operations                                 --          (0.08)
      Net income                                          $   0.35     $   0.25
    Fully diluted:
      Income from continuing operations                   $   0.35     $   0.33
      Discontinued operations                                 --          (0.08)
      Net income                                          $   0.35     $   0.25
Weighted average number of common shares outstanding:
    Primary                                                  5,200        5,746
    Fully Diluted                                            5,200        5,746

(a) Restated for discontinued operations reported in the fourth quarter, 1997.





                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  NOVEMBER 29,     AUGUST 30,
                                                                                      1997           1997
                                                                                   (UNAUDITED)     (AUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                        $   1,002      $   2,609
  Accounts receivable                                                                 22,717         24,282
  Income taxes receivable                                                               --              551
  Other receivables                                                                      725            713
  Inventories                                                                         32,040         32,105
  Prepaid expenses and other current assets                                            1,916          2,464
    Total current assets                                                              58,400         62,724
Property, plant and equipment, net                                                    20,920         21,141
Goodwill                                                                              38,320         39,009
Deferred income taxes                                                                  2,630          2,549
Other assets                                                                           9,063          9,771
    Total assets                                                                   $ 129,333      $ 135,194
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                           $  11,897      $  11,299
  Accrued liabilities                                                                  6,025         11,197
  Income taxes payable                                                                   710           --
  Current maturities of long-term debt and capital lease obligations                   2,349          2,352
    Total current liabilities                                                         20,981         24,848
Long-term debt and capital lease obligations, less current maturities portion         55,148         59,070
Shareholders' equity:
  Common stock, no par value; 20,000,000 shares authorized; 5,646,744 and
    5,638,789 shares issued and 5,070,214 and 5,062,259 shares outstanding at
    November 29, 1997 and August 30, 1997, respectively                               22,941         22,858
  Additional paid-in capital                                                          29,340         29,340
  Less cost of treasury stock, 576,530 shares at November 29, 1997
    and August 30, 1997, respectively                                                 (7,391)        (7,391)
  Retained earnings                                                                    8,314          6,469
    Total shareholders' equity                                                        53,204         51,276
    Total liabilities and shareholders' equity                                     $ 129,333      $ 135,194


                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED,IN THOUSANDS)


                                                                                        THREE MONTHS ENDED
                                                                                     NOVEMBER 29,   NOVEMBER 30,
                                                                                         1997          1996
OPERATING ACTIVITIES
Net income                                                                            $  1,845     $   1,440
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                    (81)         --
  Depreciation                                                                             971         1,048
  Amortization                                                                           1,015           938
  Loss on sale of property & equipment                                                       3          --
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                  1,566         1,286
    Income taxes receivable                                                                551          --
    Inventories                                                                             65           450
    Prepaid expenses and other                                                             928          (378)
    Other receivables                                                                      (12)           17
    Accounts payable                                                                       598        (2,122)
    Accrued liabilities                                                                 (5,172)         (407)
    Income taxes payable                                                                   710           680
Net cash provided by operating activities                                                2,987         2,952
INVESTING ACTIVITIES
Business acquisitions, net of cash                                                        --            --
Purchase of property, plant & equipment                                                   (752)       (1,527)
Proceeds from retirement of property, plant & equipment                                   --            --
Net cash used in investing activities                                                     (752)       (1,527)
FINANCING ACTIVITIES
Proceeds from long-term debt                                                             8,081        11,040
Payments on long-term debt                                                             (12,006)      (14,129)
Debt refinancing fees                                                                     --            --
Proceeds from sale of common stock and shareholder notes                                    83             7
Net cash used in financing activities                                                   (3,842)       (3,082)
Net change in cash                                                                      (1,607)       (1,657)
Cash at beginning of period                                                              2,609         1,861
Cash at end of period                                                                 $  1,002      $    204




                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                                                            RECEIVABLES FOR
                                  COMMON STOCK       ADDITIONAL                PURCHASES        PURCHASES       TOTAL
                                  ------------         PAID-IN    RETAINED    OF COMMON       OF TREASURY    SHAREHOLDERS'
                                SHARES     AMOUNT      CAPITAL    EARNINGS      STOCK            STOCK          EQUITY
Balance at August 30, 1997      5,639     $22,858      $29,340     $ 6,469        $--          $(7,391)        $51,276
Sale of common stock                8          83         --          --           --             --                83
Payment on shareholder notes     --          --           --          --           --             --              --
Net Income                       --          --           --         1,845         --             --             1,845
Balance at November 29, 1997    5,647     $22,941      $29,340     $ 8,314        $--          $(7,391)        $53,204





                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996


1.  SIGNIFICANT ACCOUNTING POLICIES

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

2. INVENTORIES

         Inventories at November 29, 1997 and August 30, 1997 consist of (in thousands):

                                    NOVEMBER 29,                AUGUST 30,
                                       1997                       1997
          Raw materials              $ 8,861                    $ 9,164
        Work in process                1,494                      1,298
         Finished goods               21,685                     21,643
                  Total              $32,040                    $32,105

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is Management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three months ended November 29, 1997 as compared to the same period ended November 30, 1996, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of August 30, 1997. The Company's results of operations for the periods discussed below were significantly affected by the acquisitions of TEE-OFF Enterprises, Inc. (acquired in January 1996), Alpha Products, Inc. (acquired in April 1996) (collectively referred to as the "fiscal 1996 acquisitions"), Wesburn Golf (acquired in February 1997) and DM Apparel, Inc. (acquired in February 1997) (collectively referred to as the "fiscal 1997 acquisitions"). Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended August 30, 1997 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

THREE MONTHS ENDED NOVEMBER 29, 1997 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996

         Sales for the first quarter of fiscal 1998 increased $7.1 million, or 17.9%, to $46.9 million from $39.8 million (restated for discontinued operations reported August 1997) in the first quarter of fiscal 1997. Of this increase, $2.8 million was attributable to increased sales of the Company's existing product lines, and $4.3 million was due to the fiscal 1997 acquisitions.

         Gross profit for the first quarter of fiscal 1998 increased $991,000, or 8.1%, to $13.2 million from $12.2 million in the first quarter of fiscal 1997. This increase was primarily attributable to the fiscal 1997 acquisitions. Gross profit as a percentage of sales decreased from 30.7% to 28.1%. This decrease was primarily attributable to the growth in logo golf ball sales which have lower gross profit margins offset by lower operating expenses.

         Operating expenses for the first quarter of fiscal 1998 increased $853,000, or 10.2%, to $9.2 million from $8.4 million in the first quarter of fiscal 1997. This increase was primarily attributable to the fiscal 1997 acquisitions. Operating expenses as a percentage of sales decreased from 21.0% to 19.7%. This decrease reflects the lower operating expenses of the logo golf ball business, the realignment of the operating companies into two groups undertaken at the end of fiscal 1997 and to other cost saving initiatives undertaken by the Company's subsidiaries.

         Operating income for the first quarter of fiscal 1998 increased $138,000, or 3.6%, to $4.0 million from $3.9 million in the first quarter of fiscal 1997. Operating income as a percentage of sales decreased from 9.7% to 8.5%. This decrease was mainly attributable to the relocation of the promotional products division of Alpha Products and to the lower than expected earnings contribution from the bag product lines. Management believes the latter to be a timing difference.

         Interest expense was $863,000 during the first quarter of fiscal 1998 compared to $669,000 in the first quarter of fiscal 1997. The increase was attributable to the increase in borrowings used to finance the 1997 acquisitions (February 1997) and to repurchase 575,100 shares of the common stock in April 1997.

         The Company's effective tax rate was 41.0% during the first quarter of fiscal 1998 compared with 40.2% in the first quarter of fiscal 1997.

         Discontinued operations in fiscal 1997 relates to the Company's decision to discontinue the operations of the Alpha Products retail division. The loss attributable to the Alpha Products division in the first quarter of fiscal 1997 was $462,000.

         As a result of the above, first quarter of fiscal 1998 net income increased $405,000, or 28.1%, to $1.85 million from $1.44 million in the first quarter of fiscal 1997.

         The Company announced at the end of fiscal 1997 that its operating entities had been reorganized into two groups: RCC Group and Barlow Group. The RCC Group is comprised of operations producing drinkware, Koozie(R), headwear and promotional bag products, while the Barlow Group's products include writing instruments, pocket tools, business gifts and awards, and desktop and office products. For the first quarter of 1998, the RCC Group recorded sales of $21.0 million, a 4% increase from sales of $20.3 million in the same period for 1997. The Barlow Group's sales for the 1998 first quarter increased 28% to $26.0 million from $20.3 million reported in the 1997 first quarter. Adjusted for fiscal 1997 acquisitions, Barlow group sales increased 10% from the comparable quarter. The gross profit margin of the RCC Group was 27.5% for the first quarter of fiscal 1998 compared to 29.7% for the same period of 1997; and for the Barlow Group, the gross profit margin was 28.7% compared to 31.1% for the same respective periods. The variance for the RCC Group was due to the start-up of the Alpha Products operations in San Antonio and the variance for the Barlow Group was due to the increase in logo golf ball sales. Operating expenses as a percent of sales were approximately 14.0% in the first quarter of 1998 for both groups compared to approximately 16.4% for both groups for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its business activities primarily with borrowings under its recently obtained bank credit facilities (the "1997 Credit Facility"), notes payable to former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

         The 1997 Credit Facility provides for aggregate borrowings of up to $125.0 million, comprised of a $40.0 million term loan facility, all of which was used to repay the Company's then existing bank debt ($40.0 million outstanding at November 29, 1997), a $60.0 million reducing revolving credit facility to be used for future acquisitions ($ 0 outstanding at November 29, 1997) and a $25 million revolving credit facility to be used for working capital purposes ($3.3 million outstanding at November 29, 1997).

         Pursuant to the terms of the 1997 Credit Facility, the Company is required to maintain certain financial ratios and is subject to limitation on dividends, additional indebtedness, liens, investments, issuances of stock, mergers and acquisitions, and sales of assets. The Company is required to make quarterly payments on the term loan facility through maturity at the end of fiscal 2005. The reducing revolving credit facility and the revolving credit facility terminate at the end of fiscal 2003. Amounts outstanding under the 1997 Credit Facility bear interest at a rate equal to either the agent bank's prime rate or the London Interbank Offered Rate, plus an interest rate spread which varies based on the Company's leverage ratio (determined under the credit agreement). Indebtedness under the 1997 Credit Facility is secured by a first priority security interest in substantially all the assets of the Company. Additionally, any assets acquired with financing under the 1997 Credit Facility will serve as security. Borrowings under the 1997 Credit Facility are jointly and severally guaranteed by all existing, acquired or created subsidiaries of the Company.

WORKING CAPITAL AND CAPITAL EXPENDITURES

         Net cash provided by operating activities was $3.0 million and $2.9 million for the first quarter of 1998 and 1997, respectively. Capital expenditures were approximately $752,000 and $1.5 million for the first quarter of 1998 and 1997, respectively.

         The Company's principal capital needs will be to finance any future acquisitions and ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowing capacity under the 1997 Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 18 months, there can be no assurance that this will be the case. The Company believes its fiscal 1998 capital expenditure requirements will be approximately $4.0 million, but there can be no assurance that the Company will actually spend such amounts. The Company anticipates that such capital expenditures will be required primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projected capital expenditure requirements, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management's assumptions and are subject to risks and uncertainties, including those set forth below, along with factors set forth in the Company's Annual Report on Form 10-K in "Business--Risk Factors". The following factors could affect the Company's results, causing such results to differ materially from those in any forward looking statement contained in this report: (i) the failure of the Company to maintain or control its internal growth or the failure of the Company to manage its expanding operations effectively; (ii) a change in risks inherent in the Company's foreign sourcing of supplies; (iii) the loss of the services of one or more key management personnel; (iv) a change in the risks inherent in the Company's leverage position; (v) the loss of the Company's single supplier of Koozie(R) insulation material; and (vi) an increase in competition.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 29, 1997

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

6 (a)    Exhibits:

        See Index to Exhibits.


6 (b)    Reports on Form 8-K:

    The following is the date and description of the events reported on Forms 8-K filed during the first quarter of 1998:

    Date of Earliest Event
    Reported on Form 8-K            Description
    -------------------------------------------
    September 10, 1997              Credit Agreement dated as of August 28, 1997

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


                              Norwood Promotional Products, Inc.
                              ----------------------------------
                                           Registrant

Date:  January 13, 1998       /s/ James P. Gunning, Jr.
                              ----------------------------------
                              James P. Gunning, Jr.
                              Secretary, Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS


            EXHIBIT NO.          DESCRIPTION
            -----------          -----------

            11.1 -- Computation of per share earnings
            27.0 -- Financial data schedule