Form 10-Q
period 1998-02-28
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1998-04-14
CIK 902793

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended February 28, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the Transition Period From                  to
                                                    ----------------

Commission file number 0-21800
                       NORWOOD PROMOTIONAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

     TEXAS                                                      74-2553074
     ---------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     106 EAST SIXTH STREET, SUITE 300, AUSTIN, TEXAS                 78701
     ---------------------------------------------------------------------
     (Address of Principal executive offices)                   (Zip Code)

                                 (512) 476-7100
              (Registrant's telephone number, including area code)

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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,080,751 shares of Common Stock, no par value, as of April 6, 1998.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q
                         QUARTER ENDED FEBRUARY 28, 1998

                                                                                                               PAGE NO.
                                                                                                               --------
PART I.           Financial Information
         Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Income                                                      3
                  Condensed Consolidated Balance Sheets                                                            4
                  Consolidated Statements of Cash Flows                                                            5
                  Consolidated Statements of Shareholders' Equity                                                  6
                  Notes to Condensed Consolidated Financial Statements                                             7
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            8

PART II.          Other Information
         Item 1.  Legal Proceedings                                                                               12
         Item 6.  Exhibits and Reports on Form 8-K                                                                12

SIGNATURES                                                                                                        13

                  Index to Exhibits                                                                               14

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
ITEM 1.             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         ------------------          ----------------
                                                      FEBRUARY 28,     MARCH 1,  FEBRUARY 28,     MARCH 1,
                                                              1998      1997(a)          1998     1997 (a)
Sales                                                     $ 39,988     $ 35,268      $ 86,953     $ 75,086
Cost of sales                                               29,756       25,261        63,501       52,850
Gross profit                                                10,232       10,007        23,452       22,236
Operating expenses                                           8,464        8,377        17,695       16,754
Operating income                                             1,768        1,630         5,757        5,482
Interest expense                                             1,040          644         1,902        1,313
Income before income taxes                                     728          986         3,855        4,169
Provision for income taxes                                     299          364         1,581        1,645
Income from continuing operations                              429          622         2,274        2,524
Discontinued operations                                         --         (457)           --         (919)
Net income                                                $    429     $    165      $  2,274     $  1,605

Net income per common share:
  Basic:                                                                    (b)                         (b)
     Income from continuing operations                    $   0.08     $   0.11      $   0.45     $   0.45
     Discontinued operations                                    --        (0.08)           --        (0.16)
     Net income                                           $   0.08     $   0.03     $    0.45     $   0.29

  Diluted:
     Income from continuing operations                    $   0.08     $   0.11      $   0.43     $   0.44
     Discontinued operations                                    --        (0.08)           --        (0.16)
     Net income                                           $   0.08     $   0.03      $   0.43         0.28
Weighted average number of common shares outstanding:
    Basic                                                    5,075        5,620         5,075        5,620
    Diluted                                                  5,200        5,800         5,200        5,775

(a)   Restated for discontinued operations reported in the fourth quarter, 1997
(b) Restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share


                             See accompanying notes.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   FEBRUARY 28,     AUGUST 30,
                                                                                           1998           1997
                                                                                    (UNAUDITED)      (AUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $      94      $   2,609
  Accounts receivable                                                                    19,481         24,282
  Income taxes receivable                                                                   601            551
  Other receivables                                                                       2,928            713
  Inventories                                                                            34,788         32,105
  Prepaid expenses and other current assets                                               2,448          2,464
    Total current assets                                                                 60,340         62,724
Property, plant and equipment, net                                                       18,334         21,141
Goodwill                                                                                 37,366         39,009
Deferred income taxes                                                                     2,630          2,549
Other assets                                                                              8,857          9,771
     Total assets                                                                       127,527      $ 135,194
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                              $   8,909      $  11,299
  Accrued liabilities                                                                     5,384         11,197
  Income taxes payable                                                                       --             --
  Current maturities of long-term debt and capital lease obligations                      2,277          2,352
    Total current liabilities                                                            16,570         24,848
Long-term debt and capital lease obligations, less current maturities portion            57,245         59,070
Shareholders' equity:
 Common stock, no par value; 20,000,000 shares authorized; 5,654,558 and
  5,638,789 shares issued and 5,078,028 and 5,062,259 shares
  outstanding at February 28, 1998 and August 30, 1997, respectively                     23,020         22,858
  Additional paid-in capital                                                             29,340         29,340
  Less cost of treasury stock, 576,530 shares at February 28, 1998 and August 30,
  1997, respectively                                                                     (7,391)        (7,391)
  Retained earnings                                                                       8,743          6,469
    Total shareholders' equity                                                           53,712         51,276
    Total liabilities and shareholders' equity                                        $ 127,527      $ 135,194



                             See accompanying notes.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                            FEBRUARY 28,       MARCH 1,
                                                                                    1998          1997
OPERATING ACTIVITIES
Net income                                                                      $  2,274      $  1,605
Adjustments to reconcile net income to net cash
provided by operating activities:
  Deferred income taxes                                                              (81)
  Deprecation                                                                      1,897         2,099
  Amortization                                                                     2,034         1,904
  (Gain) loss on sale of property & equipment                                          3            --
Changes in operating assets and liabilities, net of effect of acquisitions:
  Accounts receivable, net                                                         4,802         3,710
  Income taxes receivable                                                            (50)
  Inventory                                                                       (2,684)         (860)
  Prepaid expenses and other                                                         539        (1,274)
  Other receivables                                                                 (102)           48
  Accounts payable                                                                (1,490)       (2,881)
  Accrued liabilities                                                             (5,726)       (1,478)
  Income taxes payable                                                                --           (78)
Net cash provided by operating activities                                          1,416         2,795
INVESTING ACTIVITIES
Business acquisitions, net of cash                                                    --        (8,228)
Purchase of property, plant & equipment                                           (2,106)       (2,487)
Proceeds from retirement of property, plant & equipment                               --            28
Net cash used in investing activities                                             (2,106)      (10,687)
FINANCING ACTIVITIES
Proceeds from long-term debt                                                      25,400        36,940
Payments on long-term debt                                                       (27,387)      (29,958)
Proceeds from sale of common stock and shareholder notes                             162            86
Net cash (used in) provided by financing activities                               (1,825)        7,068
Net change in cash                                                                (2,515)         (824)
Cash at beginning of period                                                        2,609         1,861
Cash at end of period                                                                 94      $  1,037



                             See accompanying notes.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)



                                         COMMON STOCK                ADDITIONAL                                         TOTAL
                                         ------------                 PAID-IN       RETAINED         TREASURY        SHAREHOLDERS'
                                   SHARES            AMOUNT           CAPITAL       EARNINGS          STOCK             EQUITY
                                   ------            ------          ----------     --------         --------        -------------
Balance at August 30, 1997          5,639            $22,858          $29,340        $6,469           $(7,391)          $51,276
Purchases of common stock              16                162               --            --                 --              162
Net income                             --                 --               --         2,274                 --            2,274
Balance at February 28, 1998        5,655            $23,020          $29,340        $8,743           $(7,391)          $53,712



                             See accompanying notes

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997


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

2.  INVENTORIES

         Inventories at February 28, 1998 and March 1, 1997 consist of (in thousands):

                                  FEBRUARY 28,             MARCH 1,
                                          1998                 1997
     Raw materials                   $   8,745            $  10,731
     Work in process                     1,104                1,241
     Finished goods                     24,939               20,969
             Total                   $  34,788            $  32,941

3.  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 (issued by the Financial Accounting Standards Board in February 1997) during the second quarter ended February 28, 1998. As required by SFAS No. 128, the method used by the Company to compute earning per share was changed and prior periods have been restated. Under the new requirements for calculating basic (formerly primary) earnings per share, the dilutive effect of stock options and warrants is excluded. In addition for calculating diluted (formerly fully diluted) earnings per share, the treasury stock method is applied using the average price for the period rather than the higher of the average price or the closing price on the last day of the period.

4.  SUBSEQUENT EVENT

         The Company announced on March 16, 1998 that it has signed a merger agreement with FPK, LLC, a limited liability company formed by the Company's Chairman and Chief Executive Officer, under which each share of the common stock of the Company (other than shares held by certain members of Norwood's management and employees) will be converted into the right to receive $20.70 per share in cash.

         Under the merger agreement, FPK, LLC will form a wholly owned subsidiary which will be merged with and into the Company, with the Company being the surviving corporation. The merger is subject, among other things, to the approval of the holders of at least two-thirds of the outstanding common stock of the Company, the consummation of debt and equity financing to finance the transaction and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Financing is being arranged by FPK, LLC.

         Based on the recommendation of a Special Committee of the Board of Directors, the merger agreement was unanimously approved by the Board of Directors of the Company (with two interested directors abstaining) and by the Sole Manager and Member of FPK, LLC. It is anticipated that the transaction will close in the second calendar quarter of 1998. Upon completion of the transaction, the Company will continue to operate as an independent company.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following is Management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and six months ended February 28, 1998 as compared to the same periods ended March 1, 1997, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of August 30, 1997. The Company's results of operations for the periods discussed below were significantly affected by the acquisitions of Wesburn Golf (acquired in February 1997) and DM Apparel, Inc. (acquired in February 1997) (collectively referred to as the "fiscal 1997 acquisitions"). For further information, refer to the Company's Annual Report on Form 10-K for the year ended August 30, 1997.

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 1, 1997

         Sales for the second quarter of fiscal 1998 increased $4.7 million, or 13.3%, to $40.0 million from $35.3 million (restated for discontinued operations reported August 1997) in the second quarter of fiscal 1997. Excluding businesses acquired during the second half of fiscal 1997, sales for the second quarter increased approximately 5% from the comparable period last year. Significant sales increases for the second quarter were realized at RCC (16.2% increase) and Barlow (9.3% increase) over the same quarter last year while Air-Tex posted a decrease in sales of 13.6% compared to the same quarter last year.

         Gross profit for the second quarter of fiscal 1998 increased $225,000, or 2.2%, to $10.2 million from $10.0 million in the second quarter of fiscal 1997. This increase was attributable to the fiscal 1997 acquisitions offset by a decline in overall gross profit percentage from 28.4% to 25.6%. This decrease was attributable to the growth in logo golf ball sales which have lower gross profit margins (offset by lower operating expenses) and lower margins recorded by the Company's custom sewing jacket company and the Air-Tex bag company. In addition, due to higher sales volumes, the Company has experienced labor variances in plastic drinkware processing at RCC and at Barlow in order to meet tight delivery deadlines.

         Operating expenses for the second quarter of fiscal 1998 increased $87,000, or 1.0%, to $8.5 million from $8.4 million in the second quarter of fiscal 1997. This increase was primarily attributable to the fiscal 1997 acquisitions. Operating expenses as a percentage of sales decreased from 23.8% to 21.2%. This decrease reflects the lower operating expenses of the logo golf ball business, the realignment of the operating companies into two groups undertaken at the end of fiscal 1997 and to other cost saving initiatives undertaken by the Company's subsidiaries.

         Operating income for the second quarter of fiscal 1998 increased $138,000, or 8.5%, to $1.8 million from $1.6 million in the second quarter of fiscal 1997. Operating income as a percentage of sales decreased from 4.6% to 4.4%. This decrease was mainly attributable to lower contributions from the custom sewing jacket operation, bag product lines at Air-Tex and California Line. Management believes the bag product lines lower operating income will recover.

         Interest expense was $1,040,000 for the second quarter of fiscal 1998 compared to $644,000 in the second quarter of fiscal 1997. The increase was attributable to the increase in borrowings used to finance the 1997 acquisitions and to repurchase 575,100 shares of the Company's common stock in April 1997.

         The Company's effective tax rate was 41.0% during the second quarter of fiscal 1998 compared with 36.9% in the second quarter of fiscal 1997.

         Discontinued operations for fiscal 1997 relates to the Company's decision to discontinue the operations of the Alpha Products retail division. The after-tax operating loss attributable to the Alpha Products division in the second quarter of fiscal 1997 was $457,000.

         Net income for the second quarter of fiscal 1998 increased $264,000 to $429,000 from $165,000 in the second quarter of fiscal 1997.

         The Company announced at the end of fiscal 1997 that its operating entities had been reorganized into two groups: RCC Group and Barlow Group. The RCC Group is comprised of operations producing drinkware, Koozie(R), headwear and promotional bag products, while the Barlow Group's products include writing instruments, pocket tools, business gifts and awards, and desktop and office products. For the second quarter of 1998, the RCC Group recorded sales of $17.5 million, a 12.1% increase from sales of $15.6 million in the same period for 1997. The Barlow Group's sales for the 1998 second quarter increased $2.9 million to $22.5 million from $19.6 million reported in the 1997 second quarter. Adjusted for fiscal 1997 acquisitions, Barlow group sales increased 5.8% from the comparable quarter. The gross profit margin of the RCC Group was 24.0% for the second quarter of fiscal 1998 compared to 27.4% for the same period of 1997; and for the Barlow Group, the gross profit margin was 27.7% compared to 29.2% for the same respective periods. The variance for the RCC Group was due to the start-up expenses of the Alpha Products operations which moved from Atlanta to San Antonio and the variance for the Barlow Group was due to the increase in logo golf ball sales; which traditionally have lower gross margins on sales. Operating expenses in the second quarter of 1998 as a percentage of sales were approximately 17.8% and 19.9% for the RCC Group and Barlow Group, respectively, compared to 21.1% and 21.5%, respectively, for the same period of 1997.

SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH SIX MONTHS ENDED MARCH 1, 1997

         Sales for the first six months of fiscal 1998 increased $11.9 million, or 15.8%, to $87.0 million from $75.1 million (restated for discontinued operations reported August 1997) in the first six months of fiscal 1997. Excluding businesses acquired during the second half of fiscal 1997, sales for the first six months of fiscal 1998 increased approximately 6% from the comparable period last year. Significant sales increases for the first six months of fiscal 1998 were realized at RCC (13.5% increase) and Barlow (9.0% increase) over the same quarter last year while Air-Tex posted a decrease in sales of 17.6% compared to the same period last year.

         Gross profit for the first six months of fiscal 1998 increased $1.2 million, or 5.5%, to $23.4 million from $22.2 million in the first six months of fiscal 1997. This increase was attributable to the fiscal 1997 acquisitions offset by a decline in overall gross profit percentage from 29.6% to 27.0%. This decrease was attributable to the growth in logo golf ball sales which have lower gross profit margins (offset by lower operating expenses) and lower margins recorded by the Company's custom sewing jacket company and the Air-Tex bag company. In addition, due to higher sales volumes, the Company has experienced labor variances in plastic drinkware processing at RCC and at Barlow in order to meet tight delivery deadlines.

         Operating expenses for the first six months of fiscal 1998 increased $941,000 or 5.6%, to $17.7 million from $16.8 million in the first six months of fiscal 1997. This increase was primarily attributable to the fiscal 1997 acquisitions. Operating expenses as a percentage of sales decreased from 22.3% to 20.3%. This decrease reflects the lower operating expenses of the logo golf ball business, the realignment of the operating companies into two groups undertaken at the end of fiscal 1997 and to other cost saving initiatives undertaken by the Company's subsidiaries.

         Operating income for the first six months of fiscal 1998 increased $275,000, or 5.0%, to $5.8 million from $5.5 million in the first six months of fiscal 1997. Operating income as a percentage of sales decreased from 7.3% to 6.6%. This decrease was mainly attributable to lower gross profit due to the relocation of the promotional products division of Alpha Products from Atlanta to San Antonio and lower contributions from the custom sewing jacket operation, bag product lines at Air-Tex and California Line. Management believes the bag product lines lower operating income will recover.

         Interest expense was $1.9 million for the first six months of fiscal 1998 compared to $1.3 million in the first six months of fiscal 1997. The increase was attributable to the increase in borrowings used to finance the 1997 acquisitions (February 1997) and to repurchase 575,100 shares of the Company's common stock in April 1997.

         The Company's effective tax rate was 41.0% during the first six months of fiscal 1998 compared with 39.5% in the first six months of fiscal 1997.

         Discontinued operations for fiscal 1997 relates to the Company's decision to discontinue the operations of the Alpha Products retail division. The after-tax operating loss attributable to the Alpha Products retail division for the six months ended March 1, 1997 was $919,000.

         Net income for the first six months of fiscal 1998 increased $670,000, or 41.7%, to $2.3 million from $1.6 million in the first six months of fiscal 1997.

         For the first six months of fiscal 1998, the RCC Group recorded sales of $38.6 million, a 9.5% increase from sales of $35.2 million in the same period for 1997. The Barlow Group's sales for the first six months of 1998 increased 21.4% to $48.4 million from $39.9 million reported in the same period for 1997. Adjusted for fiscal 1997 acquisitions, Barlow group sales increased 9.2% from the comparable period. The gross profit margin of the RCC Group was 25.9% for the first six months of 1998 compared to 28.7% for the same period of 1997; and for the Barlow Group, the gross profit margin was 28.2% compared to 30.2% for the same respective periods. The variance for the RCC Group was due to the start-up expenses of the Alpha Products operations which moved from Atlanta to San Antonio and the variance for the Barlow Group was due to the increase in logo golf ball sales; which traditionally have lower gross margins on sales. Operating expenses in the first six months of 1998 as a percentage of sales were approximately 16.5% and 18.2% for the RCC Group and Barlow Group, respectively, compared to 19.0% and 20.6%, respectively, for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its business activities primarily with borrowings under its bank credit facilities (the "1997 Credit Facility"), notes payable to former owners of acquired businesses, the sale of Common Stock and cash provided from operations.

         The 1997 Credit Facility provides for aggregate borrowings of up to $125.0 million, comprised of a $40.0 million term loan facility, all of which was used to repay the Company's then existing bank debt ($39.8 million outstanding at February 28, 1998), a $60.0 million reducing revolving credit facility to be used for future acquisitions ($ 0 outstanding at February 28, 1998) and a $25 million revolving credit facility to be used for working capital purposes ($6.2 million outstanding at February 28, 1998).

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

WORKING CAPITAL AND CAPITAL EXPENDITURES

         Net cash provided by operating activities was $1.4 million and $2.8 million for the six months ended February 28, 1998 and March 1, 1997, respectively. Capital expenditures were approximately $2.1 million and $2.5 million for the six months ended February 28, 1998 and March 1, 1997, respectively.

         During the current fiscal year, the Company's principal capital needs will be to finance ongoing capital expenditures. Although the Company currently believes that cash flow from operations and available borrowing capacity under the 1997 Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements and future debt service obligations for at least the next 12 months, there can be no assurance that this will be the case. The Company believes its fiscal 1998 capital expenditure requirements will be approximately $4.0 million primarily to acquire additional processing equipment, management information systems, furniture and fixtures and leasehold improvements.

YEAR 2000 ISSUES

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has initiated an assessment and will modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not expect that the Year 2000 Issue will materially affect future financial results.

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

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED MARCH 1, 1997

                                     PART II


Item 1.  Legal Proceedings

         On March 16, 1998, Harbor Finance Partners an alleged shareholder of the Company, filed a lawsuit against the Company seeking to enjoin the proposed merger of the Company with a subsidiary of FPK, LLC, a limited liability company formed by Frank P. Krasovec, the Company's Chairman and Chief Executive Officer. The plaintiff alleges that the proposed transaction is unfair to the Company's shareholders. The lawsuit also names the Company's directors individually and, as alternative relief, seeks unspecified damages for an alleged breach of their fiduciary duties. The suit was filed in the 250th District Court of Travis County, Texas and is styled Harbor Finance Partners v. Frank P. Krasovec, et al. The suit seeks to be certified as a class action on behalf of all shareholders of the Company except the individual defendants and their affiliates.

         The Company believes that the allegations made in the lawsuit are without merit and intends to contest them vigorously. On April 10, 1998, the Company filed an answer denying the allegations and asserting that the plaintiff is not entitled to the requested relief as a matter of law.

Item 6.  Exhibits and Reports on Form 8-K

6 (a)      Exhibits:

      See Index to Exhibits.


6 (b)    Reports on Form 8-K:

    The following is the date and description of the events reported on Forms 8-K filed during the second quarter of 1998:

    Date of Earliest Event
    Reported on Form 8-K                             Description
    ------------------------------------------------------------
                                                     None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Norwood Promotional Products, Inc.
                                            -----------------------------------
                                                        (Registrant)


Date:  April 14, 1998                            /s/ James P. Gunning, Jr.
                                            -----------------------------------
                                               James P. Gunning, Jr.
                                               Secretary, Treasurer and Chief
                                               Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
11.0 --       Computation of earnings per share

27.0 --        Financial data schedule