Form 10-Q
period 1998-05-30
NORWOOD PROMOTIONAL PRODUCTS INC
filed 1998-07-15
CIK 902793

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended May 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition Period From ________________ to

Commission file number              0-21800
                      ------------------------------------------------

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           TEXAS                                                     74-2553074
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                 106 E. SIXTH ST., SUITE 300 AUSTIN, TEXAS 78701
               ---------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (512) 476-7100
                                 --------------
              (Registrant's telephone number, including area code)


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,083,335 shares of Common Stock, no par value, as of July 8, 1998.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q
                           QUARTER ENDED MAY 30, 1998

                                                                                                               PAGE NO.
                                                                                                               --------
PART I.           Financial Information
         Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Income                                                      3
                  Condensed Consolidated Balance Sheets                                                            4
                  Consolidated Statements of Cash Flows                                                            5
                  Consolidated Statement of Shareholders' Equity                                                   6
                  Notes to Condensed Consolidated Financial Statements                                             7
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                       9

PART II.          Other Information
         Item 1.  Legal Proceedings                                                                               14
         Item 6.  Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                                        15

                  Index to Exhibits                                                                               16

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands, except per share amounts)


ITEM 1.

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          -----------------------      -----------------------
                                                            MAY 30,       MAY 31,       MAY 30,        MAY 31,
                                                             1998        1997 (a)        1998         1997 (a)
                                                          ---------     ---------      ---------     ---------
Sales                                                     $  53,347     $  51,816      $ 140,300     $ 126,902
Cost of sales                                                38,156        36,508        101,656        89,358
                                                          ---------     ---------      ---------     ---------
Gross profit                                                 15,191        15,308         38,644        37,544
Operating expenses                                            8,731         8,866         26,426        25,619
                                                          ---------     ---------      ---------     ---------
Operating income                                              6,460         6,442         12,218        11,925
Interest expense                                              1,032           822          2,936         2,135
                                                          ---------     ---------      ---------     ---------
Income before income taxes                                    5,428         5,620          9,282         9,790
Provision for income taxes                                    2,161         2,295          3,740         3,941
                                                          ---------     ---------      ---------     ---------
Income from continuing operations                             3,267         3,325          5,542         5,849
Discontinued operations                                          --          (549)            --        (1,468)
                                                          ---------     ---------      ---------     ---------
Net income                                                $   3,267     $   2,776      $   5,542     $   4,381
                                                          =========     =========      =========     =========
Net income (loss) per common share:
  Basic:                                                                    (b)                          (b)
     Income from continuing operations                    $    0.64     $    0.63      $    1.09     $    1.06
     Discontinued operations                                     --         (0.10)            --         (0.26)
                                                          ---------     ---------      ---------     ---------
     Net income                                           $    0.64     $   (0.53)     $    1.09     $    0.80
                                                          =========     =========      =========     =========
  Diluted:
     Income from continuing operations                    $    0.62     $    0.62      $    1.06     $    1.04
     Discontinued operations                                     --         (0.10)            --         (0.26)
                                                          ---------     ---------      ---------     ---------
     Net income                                           $    0.62     $   (0.52)     $    1.06     $    0.78
                                                          =========     =========      =========     =========

Weighted average number of common shares outstanding:
    Basic                                                     5,080         5,279          5,075         5,504
    Diluted                                                   5,310         5,326          5,222         5,623

(a) Restated for discontinued operations reported in the fourth quarter, 1997
(b) Restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share



     See accompanying notes to condensed consolidated financial statements.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MAY 30, 1998   AUGUST 30, 1997
ASSETS                                                                         (UNAUDITED)     (AUDITED)
                                                                              ------------   ---------------
Current Assets:
  Cash and cash equivalents                                                     $     206      $   2,609
  Accounts receivable                                                              26,439         24,282
  Income taxes receivable                                                              --            551
  Other receivables                                                                   595            713
  Inventories                                                                      35,462         32,105
  Prepaid expenses and other current assets                                         3,139          2,464
                                                                                ---------      ---------
    Total current assets                                                           65,841         62,724
Property, plant and equipment, net                                                 18,802         21,141
Goodwill                                                                           36,677         39,009
Deferred income taxes                                                               2,630          2,549
Other assets                                                                       10,759          9,771
                                                                                ---------      ---------
     Total assets                                                               $ 134,709      $ 135,194
                                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                        $  12,163      $  11,299
  Accrued liabilities                                                               5,051         11,197
  Income taxes payable                                                              1,600             --
  Current portion of long-term debt                                                 2,909          2,352
                                                                                ---------      ---------
    Total current liabilities                                                      21,723         24,848
Long-term debt, excluding current portion                                          55,997         59,070
Shareholders' equity:
  Common stock, no par value; 20,000,000 shares authorized; 5,657,281 and
  5,638,789 shares issued at May 30, 1998 and August 30, 1997, respectively        23,029         22,858
  Additional paid-in capital                                                       29,340         29,340
  Less cost of treasury stock, 576,530 shares at May 30, 1998
  and August 30, 1997, respectively                                                (7,391)        (7,391)
  Retained earnings                                                                12,011          6,469
                                                                                ---------      ---------
    Total shareholders' equity                                                     56,989         51,276
                                                                                ---------      ---------
    Total liabilities and shareholders' equity                                  $ 134,709      $ 135,194
                                                                                =========      =========


      See accompanying notes to condensed consolidated financial statements

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                ----------------------
                                                                                 MAY 30,       MAY 31,
                                                                                  1998          1997
                                                                                --------      --------
OPERATING ACTIVITIES
Net income                                                                      $  5,542      $  4,381
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                                    2,881         3,197
   Amortization                                                                    3,054         2,940
   Deferred income taxes                                                             (81)           --
   Loss on sale of property & equipment                                                2            --
Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                            (2,157)       (4,621)
   Income taxes receivable                                                           551            --
   Inventories                                                                    (3,357)       (1,350)
   Prepaid expenses and other current assets                                        (675)       (1,413)
   Other receivables                                                                 118          (134)
   Accounts payable                                                                  864         2,051
   Accrued liabilities                                                            (4,900)       (1,197)
   Income taxes payable                                                            1,600         1,061
                                                                                --------      --------
Net cash provided by operating activities                                          3,442         4,915
                                                                                --------      --------
INVESTING ACTIVITIES
Business acquisitions, net of cash                                                    --        (8,229)
Purchase of property, plant & equipment                                           (3,413)       (3,490)
Proceeds from retirement of property, plant & equipment                               --            44
                                                                                --------      --------
Net cash used in investing activities                                             (3,413)      (11,675)
                                                                                --------      --------
FINANCING ACTIVITIES
Proceeds from long-term debt                                                      38,642        61,140
Payments on long-term debt                                                       (41,245)      (47,871)
Proceeds on common stock options                                                     171            92
Purchase of treasury stock                                                            --        (7,383)
                                                                                --------      --------
Net cash provided (used) by financing activities                                  (2,432)        5,978
                                                                                --------      --------
Net change in cash and cash equivalents                                           (2,403)         (782)
Cash and cash equivalents at beginning of period                                   2,609         1,861
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $    206      $  1,079
                                                                                ========      ========
Noncash investing activity:
    Note receivable for sale of equipment                                       $  2,282           ---




     See accompanying notes to condensed consolidated financial statements

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)








                                         COMMON STOCK      ADDITIONAL                              TOTAL
                                       ----------------      PAID-IN     RETAINED    TREASURY  SHAREHOLDERS'
                                       SHARES    AMOUNT      CAPITAL     EARNINGS     STOCK       EQUITY
                                       -----     ------      -------     --------    --------  -------------
Balance at August 30, 1997             5,639     $22,858     $29,340     $ 6,469     $(7,391)     $51,276
Exercise of common stock options          18         171          --          --          --          171
Net income                                --          --          --       5,542          --        5,542
                                       -----     -------     -------     -------     -------      -------
Balance at May 30, 1998                5,657     $23,029     $29,340     $12,011     $(7,391)     $56,989
                                       =====     =======     =======     =======     =======      =======







      See accompanying notes to condensed consolidated financial statements

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED MAY 30, 1998 AND MAY 31, 1997


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

2.  INVENTORIES

         Inventories at May 30, 1998 and May 31, 1997 consist of (in thousands):

                 May 30, 1998      May 31, 1997
Raw materials       $ 9,145         $ 9,164
Work in process         962           1,298
Finished goods       25,355          21,643
Total               $35,462         $32,105

EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 during the second quarter ended February 28, 1998. As required by SFAS No. 128, the method used by the Company to compute earning per share was changed and prior periods have been restated. Under the new requirements for calculating basic (formerly primary) earnings per share, the dilutive effect of stock options and warrants is excluded. In addition for calculating diluted (formerly fully diluted) earnings per share, the treasury stock method is applied using the average price for the period rather than the higher of the average price or the closing price on the last day of the period.

MERGER

         The Company announced on May 16, 1998 that it had signed a merger agreement (the "Merger") with FPK, LLC, a limited liability company formed by the Company's Chairman and Chief Executive Officer, under which each share of the common stock of the Company (other than shares held by certain members of Norwood's management and employees) will be converted into the right to receive $20.70 per share in cash.

         Under the merger agreement, FPK, LLC will form a wholly owned subsidiary which will be merged with and into the Company, with the Company being the surviving corporation. The Merger is subject, among other things, to the approval of the holders of at least two-thirds of the outstanding common stock of the Company and the consummation of debt and equity financing to finance the transaction. Financing is being arranged by FPK, LLC.

         Based on the recommendation of a Special Committee of the Board of Directors, the merger agreement was unanimously approved by the Board of Directors of the Company (with two interested directors abstaining) and by the Sole Manager and Member of FPK, LLC. It is anticipated that the transaction will close in the third calendar quarter of 1998. Upon completion of the transaction, the Company will continue to operate as an independent company.

                       NORWOOD PROMOTIONAL PRODUCTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The following is Management's discussion and analysis of the results of operations and financial condition of Norwood Promotional Products, Inc. and its subsidiaries ("the Company") during the periods included in the accompanying condensed consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and nine months ended May 30, 1998 as compared to the same periods ended May 31, 1997, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of August 30, 1997. The Company's results of operations for the periods discussed below were affected by the acquisitions of Wesburn Golf (acquired in February 1997) and DM Apparel, Inc. (acquired in February
1997) (collectively referred to as the "fiscal 1997 acquisitions"). For further information, refer to the Company's Annual Report on Form 10-K for the year ended August 30, 1997.

THREE MONTHS ENDED MAY 30, 1998 COMPARED WITH THREE MONTHS ENDED MAY 31, 1997

         Sales for the third quarter of fiscal 1998 increased $1.5 million, or 3.0%, to $53.3 million from $51.8 million (restated for discontinued operations reported August 1997) in the third quarter of fiscal 1997. Significant sales increases for the third quarter were realized at RCC (8.3% increase), Barlow (12.2% increase) and Key (7.0% increase) over the same quarter last year while Air-Tex experienced a decrease in sales of 8.8% compared to the same quarter last year.

         Gross profit for the third quarter of fiscal 1998 decreased $117,000, or 0.8%, to $15.2 million from $15.3 million in the third quarter of fiscal 1997. This decrease was attributable to a decline in overall gross profit percentage from 29.5% to 28.5% resulting from the growth in logo golf ball sales which have lower gross profit margins (offset by lower operating expenses), and lower margins recorded by the Company's custom sewing jacket operation, its California Line division, and the Air-Tex bag product lines. In addition, due to higher than expected sales volumes, the Company has experienced labor variances at RCC due to its plastic drinkware processing and at Barlow due to the relocation of its St. Paul, Minnesota facility.

         Operating expenses for the third quarter of fiscal 1998 decreased $135,000, or 1.5%, to $8.7 million from $8.9 million in the third quarter of fiscal 1997. Operating expenses as a percentage of sales decreased from 17.1% to 16.4%. These decreases reflect the lower operating expenses of the logo golf ball business, the realignment of the operating companies into two groups undertaken at the end of fiscal 1997 and to other cost saving initiatives undertaken by the Company's subsidiaries.

         Operating income for the third quarter of fiscal 1998 increased $18,000, or 0.3%, to $6.5 million from $6.4 million in the third quarter of fiscal 1997. Operating income as a percentage of sales decreased from 12.4% to 12.1%. This decrease was mainly attributable to lower contributions from the custom sewing jacket operation, bag product lines at Air-Tex and California Line. Management believes that the bag product lines lower operating income will recover.

         Interest expense was $1.0 million for the third quarter of fiscal 1998 compared to $822,000 in the third quarter of fiscal 1997. The increase was principally attributable to the increase in borrowings used to repurchase 575,100 shares of the Company's common stock in April 1997.

         The Company's effective tax rate was 39.8% during the third quarter of fiscal 1998 compared with 40.8% in the third quarter of fiscal 1997.

         Discontinued operations for fiscal 1997 relates to the Company's decision to discontinue the operations of the Alpha Products retail division in the fourth quarter of 1997. The after-tax operating loss attributable to the Alpha Products division in the third quarter of fiscal 1997 was $549,000.

         Net income for the third quarter of fiscal 1998 increased $491,000 to $3.3 million from $2.8 million in the third quarter of fiscal 1997.

         The Company announced at the end of fiscal 1997 that its operating entities had been reorganized into two groups: RCC Group and Barlow Group. At the beginning of the third quarter of fiscal 1998, the Barlow Group was further subdivided into two groups consisting of the Barlow Group and The Artmold-Key Group. The RCC Group is comprised of operations producing drinkware, Koozie(R), headwear and promotional bag products. The Barlow Group's products include pocket tools, business gifts and recognition awards, while the Artmold-Key Group's products include writing instruments, and desktop and office products. For the third quarter of 1998, the RCC Group recorded sales of $24.6 million, a 2.7% increase from sales of $24.0 million in the same period for 1997. The Barlow Group's sales for the 1998 third quarter increased $788,000 to $9.0 million from $8.2 million reported in the 1997 third quarter. The Artmold-Key Group's sales for the third quarter of 1998 increased $28,000 to $19.8 million from $19.7 million in the same period for 1997. Adjusted for fiscal 1997 acquisitions, Artmold-Key Group sales increased 9.9% from the comparable quarter. The gross profit margin of the RCC Group was 30.2% for the third quarter of fiscal 1998 compared to 33.0% for the same period of 1997; for the Barlow Group, the gross profit margin was 34.6% compared to 37.0% for the third quarters of 1998 and 1997, respectively; and for the Artmold-Key Group, the gross profit margin was 22.5%, compared to 22.9% for the same respective periods. The variance for the RCC Group was due to the start-up expenses of the Alpha Products operations which moved from Atlanta to San Antonio; the variance for the Barlow Group was due to relocations costs of the recognition awards division from St. Paul, Minnesota to California and increased overseas air-freight variances; and the variance for the Artmold-Key Group was due to a change in sales mix; increased logo golf ball sales, which traditionally have lower gross margins on sales. Operating expenses in the third quarter of 1998, as a percentage of sales, were approximately 13.5%, 21.7%, and 13.7% for the RCC Group, Barlow Group, and Artmold-Key Group, respectively, compared to 14.1%, 21.2%. and 13.7%, respectively, for the same period of 1997.

NINE MONTHS ENDED MAY 30, 1998 COMPARED WITH NINE MONTHS ENDED MAY 31, 1997

         Sales for the first nine months of fiscal 1998 increased $13.4 million, or 10.6%, to $140.3 million from $126.9 million (restated for discontinued operations reported August 1997) in the first nine months of fiscal 1997. Excluding businesses acquired during the second half of fiscal 1997, sales for the first nine months of fiscal 1998 increased approximately 6.9% from the comparable period last year. Significant sales increases for the first nine months of fiscal 1998 were realized at RCC (11.3% increase) and Barlow (13.4% increase) over the same period last year while Air-Tex posted a decrease in sales of 14.6% compared to the same period last year.

     Gross profit for the first nine months of fiscal 1998 increased $1.1 million, or 2.9%, to $38.6 million from $37.5 million in the first nine months of fiscal 1997. This increase was attributable to the fiscal 1997 acquisitions offset by a decline in overall gross profit percentage from 29.6% to 27.5%. This decrease was attributable to the growth in logo golf ball sales which have lower gross profit margins (offset by lower operating expenses), and lower margins recorded by the Company's custom sewing jacket operation, its California Line division and the Air-Tex bag product lines. In addition, due to higher sales volumes, the Company has experienced labor variances at RCC due to its plastic drinkware processing and at Barlow due to the relocation of its St. Paul, Minnesota facility.

         Operating expenses for the first nine months of fiscal 1998 increased $807,000 or 3.1%, to $26.4 million from $25.6 million in the first nine months of fiscal 1997. This increase was primarily attributable to the fiscal 1997 acquisitions. Operating expenses as a percentage of sales decreased from 20.2% to 18.8%. This decrease reflects the lower operating expenses of the logo golf ball business, the realignment of the operating companies into two groups undertaken at the end of fiscal 1997 and to other cost saving initiatives undertaken by the Company's subsidiaries.

         Operating income for the first nine months of fiscal 1998 increased $293,000, or 2.5%, to $12.2 million from $11.9 million in the first nine months of fiscal 1997. Operating income as a percentage of sales decreased from 9.4% to 8.7%. This decrease was mainly attributable to lower gross profit due to the relocation of the promotional products division of Alpha Products from Atlanta to San Antonio and lower contributions from the custom sewing jacket operation, bag product lines at Air-Tex and California Line. Management believes the bag product lines lower operating income will recover.

         Interest expense was $2.9 million for the first nine months of fiscal 1998 compared to $2.1 million in the first nine months of fiscal 1997. The increase was principally attributable to the increase in borrowings to repurchase 575,100 shares of the Company's common stock in April 1997.

         The Company's effective tax rate was 40.3% during the first nine months of fiscal 1998 and fiscal 1997, respectively.

         Discontinued operations for fiscal 1997 relates to the Company's decision to discontinue the operations of the Alpha Products retail division in the fourth quarter of 1997. The after-tax operating loss attributable to the Alpha Products retail division for the nine months ended May 31, 1997 was $1.5 million.

         Net income for the first nine months of fiscal 1998 increased $1.2 million, or 26.5%, to $5.5 million from $4.4 million in the first nine months of fiscal 1997.

         For the nine months ended May 30, 1998, the RCC Group recorded sales of $63.2 million, an 8.5% increase from sales of $58.2 million in the same period for 1997. The Barlow Group's sales for the first nine months of fiscal 1998 increased $2.4 million to $28.7 million from $26.3 million reported in the same period of fiscal 1997. The Artmold-Key Group's sales for the first nine months of fiscal 1998 increased $6.9 million to $48.4 million from $41.5 million in the same period for 1997. Adjusted for fiscal 1997 acquisitions, Artmold -Key Group sales increased 9.6% from the comparable period. The gross profit margin of the RCC Group was 27.6% for the nine months ended May 30, 1998 compared to 30.5% for the same period of 1997; for the Barlow Group, the gross profit margin was 35.8% compared to 36.4% for the first nine months of fiscal 1998 and 1997, respectively; and for the Artmold-Key Group, the gross profit margin was 22.6%, compared to 24.1% for the same respective periods. The variance for the RCC Group was due to the start-up expenses of the Alpha Products operations which moved from Atlanta to San Antonio; the variance for the Barlow Group was due to relocations costs of the recognition awards division from St. Paul, Minnesota to California and increased overseas air-freight variances; and the variance for the Artmold-Key Group was due to a change in sales mix; increased logo golf ball sales, which traditionally have lower gross margins on sales. Operating expense in the first nine months of fiscal 1998, as a percentage of sales, were approximately 15.3%, 19.6%, and 16.1% for the RCC Group, Barlow Group, and Artmold-Key Group, respectively, compared to 17.2%, 20.1%. and 17.8%, respectively, for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its business activities primarily with borrowings under its bank credit facilities (the "1997 Credit Facility"), notes payable to former owners of acquired businesses, the sale of its common stock and cash provided from operations.

         The 1997 Credit Facility provides for aggregate borrowings of up to $125.0 million, comprised of a $40.0 million term loan facility ($39.7 million outstanding at May 30, 1998), a $60.0 million reducing revolving credit facility to be used for future acquisitions ($0 outstanding at May 30, 1998) and a $25 million revolving credit facility to be used for working capital purposes ($6.7 million outstanding at May 30, 1998).

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

WORKING CAPITAL AND CAPITAL EXPENDITURES

         Net cash provided by operating activities was $3.4 million and $4.9 million for the nine months ended May 30, 1998 and May 31, 1997, respectively. Capital expenditures were approximately $3.4 million and $3.5 million for the nine months ended May 30, 1998 and May 31, 1997, respectively.

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

         The Company has initiated an assessment and replaced or will modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not expect that the Year 2000 Issue will materially affect future financial results.

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

                       NORWOOD PROMOTIONAL PRODUCTS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED MAY 30, 1998

                                     PART II

Item 1.  Legal Proceedings

         On March 16, 1998, Harbor Finance Partners, an alleged shareholder of the Company, filed a lawsuit against the Company seeking to enjoin the Merger. The plaintiff alleged that the Merger is unfair to the Company's shareholders. The lawsuit also named the Company's directors individually and, as alternative relief, sought unspecified damages for an alleged breach of their fiduciary duties. The suit was filed in the 250th District Court of Travis County, Texas and was styled Harbor Finance Partners v. Frank P. Krasovec, et al. The plaintiff sought certification as a class action on behalf of all shareholders of the Company, except the individual defendants and their affiliates.

         On April 10, 1998, the Company filed special exceptions asserting that the plaintiff was not entitled to the requested relief as a matter of law. At a hearing on April 16, 1998, the Court sustained the Company's special exceptions and ordered the plaintiff to amend its pleadings to state a proper claim for relief by April 27, 1998. On April 24, 1998, the plaintiff filed a non-suit, dismissing the lawsuit. On May 28, 1998, the lawsuit was fully and finally resolved when an Agreed Order was entered in the 280th District Court of Travis County which dismissed the lawsuit with prejudice.

Item 6.  Exhibits and Reports on Form 8-K

6 (a)    Exhibits:

      See Index to Exhibits.


6 (b)   Reports on Form 8-K:

        The following is the date and description of the events reported on Forms 8-K filed during the third quarter of 1998:

Date of Earliest Event
Reported on Form 8-K                                Description
---------------------------------------------------------------
March 15, 1998                                      Agreement and Plan of Merger by and between
                                                    FPK, LLC and Norwood Promotional Products, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Norwood Promotional Products, Inc.
                                     ----------------------------------
                                                (Registrant)


Date:  July 14, 1998                      /s/ James P. Gunning, Jr.
                           -----------------------------------------------------
                             James P. Gunning, Jr.
                             Secretary, Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER        DESCRIPTION
11.0 --       Computation of earnings per share

27.0 --       Financial data schedule